Form 10-Q
period 2021-03-31
MARCHEX INC
filed 2021-05-13
CIK 1224133

erf

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, the registrant had 4,660,927 shares of Class A common stock, $.01 par value per share, and 36,719,471 shares of Class B common stock, $.01 par value per share, outstanding, respectively.

Marchex, Inc.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31,	March 31,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$33,851	$28,169
Accounts receivable, net	6,331	6,869
Prepaid expenses and other current assets	2,160	2,514
Total current assets	42,342	37,552
Property and equipment, net	2,747	2,477
Right-of-use lease asset	3,744	3,358
Other assets, net	1,345	1,318
Goodwill	17,558	17,558
Intangible assets from acquisitions, net	9,196	8,015
Total assets	$76,932	$70,278
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,424	$1,737
Accrued benefits and payroll	5,975	5,139
Other accrued expenses and current liabilities	4,210	4,054
Deferred revenue and deposits	1,393	1,309
Lease liability current	1,827	1,807
Loan obligations, current	5,123	5,135
Total current liabilities	20,952	19,181
Deferred tax liabilities	156	223
Lease liability non-current	3,136	2,742
Total liabilities	24,244	22,146
Commitments and contingencies - See Note 10
Stockholders’ equity:
Common stock, $0.01 par value, Authorized 137,500 shares
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at December 31, 2020 and March 31, 2021	49	49
Class B: 125,000 shares authorized; 36,462 shares issued and outstanding at December 31, 2020, including 1,007 shares of restricted stock; and 36,685 shares issued and outstanding at March 31, 2021, including 1,148 shares of restricted stock	365	367
Additional paid-in capital	350,960	351,734
Accumulated deficit	(298,686)	(304,018)
Total stockholders’ equity	52,688	48,132
Total liabilities and stockholders’ equity	$76,932	$70,278

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2021
Revenue	$12,008	$12,980
Expenses:
Service costs(1)(3)	4,828	5,422
Sales and marketing(1)	4,170	3,637
Product development(1)(3)	5,358	5,322
General and administrative(1)(3)	3,453	2,620
Amortization of intangible assets from acquisitions(2)(3)	1,763	1,181
Acquisition and disposition-related costs (benefit)	(635)	45
Total operating expenses	18,937	18,227
Impairment of goodwill	(14,688)	—
Impairment of intangible assets from acquisitions	(4,959)	—
Loss from operations	(26,576)	(5,247)
Interest income (expense) and other, net	110	(12)
Loss before provision for income taxes	(26,466)	(5,259)
Income tax expense (benefit)	(943)	73
Loss from continuing operations	(25,523)	(5,332)
Income from discontinued operations, net of tax	648	—
Net loss applicable to common stockholders	$(24,875)	$(5,332)
Basic and diluted net loss per Class A and Class B share applicable to common stockholders:
Continuing operations	$(0.54)	$(0.12)
Discontinued operations, net of tax	0.01	—
Basic and diluted net loss per Class A and Class B share applicable to common stockholders	$(0.53)	$(0.12)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	4,661	4,661
Class B	42,179	39,087
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	4,661	4,661
Class B	46,840	43,748
(1) Excludes amortization of intangibles from acquisitions
(2) Components of amortization of intangibles from acquisitions
Service costs	$756	$623
Sales and marketing	742	530
General and administrative	265	28
Total	$1,763	$1,181
(3) Components of related party support services fee recovery
Service costs		$763
Sales and marketing		60
Product development		275
General and administrative		133
Total		$1,231

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2019	4,661	$49	39,610	$396	—	$—	$359,633	$(260,240)	99,838
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	158	2	—	—	6	—	8
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	1,057	—	1,057
Net loss	—	—	—	—	—	—	—	(24,875)	(24,875)
Balances at March 31, 2020	4,661	$49	39,768	$398	—	$—	$360,696	$(285,115)	$76,028

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2020	$4,661	$49	$36,462	$365	$—	$—	$350,960	$(298,686)	$52,688
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	223	2	—	—	30	—	32
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	744	—	744
Net loss	—	—	—	—	—	—	—	(5,332)	(5,332)
Balances at March 31, 2021	4,661	$49	36,685	$367	—	$—	$351,734	$(304,018)	$48,132

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31,
	2020	2021
Cash flows from operating activities:
Net loss applicable to common shareholders	$(24,875)	$(5,332)
Less:
Net income from discontinued operations, net of tax	$648	$-
Loss from continuing operations	$(25,523)	$(5,332)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	2,269	1,608
Impairment of goodwill	14,688	—
Impairment of intangible assets from acquisitions	4,959	—
Allowance for doubtful accounts and advertiser credits	1,162	27
Acquisition-related benefit	(728)	—
Stock-based compensation	1,056	744
Deferred income taxes	(800)	63
Change in certain assets and liabilities:
Accounts receivable, net	(263)	(564)
Prepaid expenses, other current assets and other assets	(863)	(394)
Accounts payable	793	(675)
Accrued expenses and other current liabilities	521	(1,007)
Deferred revenue and deposits	285	(85)
Net cash (used in) continuing operating activities	(2,444)	(5,615)
Net cash provided by discontinued operating activities	730	—
Net cash (used in) operating activities	(1,714)	(5,615)
Investing Activities:
Cash paid for acquisitions	88	—
Purchases of property and equipment	(589)	(100)
Purchases of intangible assets and other assets	(4)	—
Net cash used in continuing investing activities	(505)	(100)
Net cash used in discontinued investing activities	(4)	—
Net cash used in investing activities	(509)	(100)
Financing Activities:
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	8	33
Net cash provided by continuing financing activities	8	33
Net decrease in cash and cash equivalents	(2,215)	(5,682)
Cash and cash equivalents at beginning of period	41,731	33,851
Less: Cash and cash equivalents of discontinued operations at the end of period	(79)	—
Cash and cash equivalents of continuing operations at end of period	$39,437	$28,169
Supplemental disclosure of cash flow information:
Cash paid for operating leases	$301	$471

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Description of Business and Basis of Presentation

Description of Business

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

Divestiture

In October 2020, the Company sold its interests in certain assets related to its Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics and sales engagement solutions. The purchaser is a related party controlled by a shareholder and officers of the Company. The assets met the definition of a business and represented a discontinued operation since the disposal enabled the Company to focus more wholly on its core conversational analytics and sales engagement solution activities, and it had a significant effect on the Company’s operations and financial results. The Company will have no further involvement in the key strategic decision making or operations of the business. As a result, the operating results related to these assets are shown as discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020. See Note 14. Discontinued Operations and Related Party Investment of the Notes to the Condensed Consolidated Financial Statements for further discussion. Unless otherwise indicated, information presented in the Notes to the Financial Statements relates only to the Company’s continuing operations.

The Impact of COVID-19 on our Business

In late 2019, an outbreak of COVID-19 emerged and by March 2020, was declared a global pandemic by the World Health Organization. Across the United States and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. By the end of March, the macroeconomic impacts became significant, exhibited by, among other things, a rise in unemployment and market volatility.

For most of the quarter ended March 31, 2020, the Company’s results reflect historical trends and seasonality. However, beginning in March 2020, the Company experienced a decline in revenues due to the impact of COVID-19 and the related reductions in global economic activity and reduced spending by its customers in response to the macroeconomic impact. During the quarter ended March 31, 2020, the Company also assessed the realized and potential credit deterioration of its customers due to changes in the macroeconomic environment, which has been reflected in an increase in its allowance for credit losses for accounts receivable as of March 31, 2020 and December 31, 2020. Additionally, the Company determined that indicators of impairment had occurred during the first quarter of 2020, which resulted in the Company performing an interim impairment analysis during the first quarter of 2020. As a result of this interim impairment test, the Company recognized an impairment of its intangible long-lived assets and goodwill during the first quarter of 2020. See the Note 11. Identifiable Intangible Assets from Acquisitions and Note 12. Goodwill in these Notes to the Condensed Consolidated Financial Statements for additional information.

For additional information for the effects of the COVID-19 pandemic and resulting global disruptions on the Company’s business and operations, refer to Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1.A of Part II, “Risk Factors”.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The preparation of our unaudited Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company has used estimates related to several financial statement amounts, including revenues, allowance for doubtful accounts, allowance for advertiser credits, useful lives for property and equipment and intangible assets, valuation of intangible assets, valuation of contingent consideration transferred as a result of business combinations, the fair value of the Company’s common stock and stock option awards, the impairment of goodwill and the valuation allowance for deferred tax assets. The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Actual results could differ from those estimates.

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other period. The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. The balance sheet at December 31, 2020 has been derived from the audited Consolidated Financial Statements at that date. This report should be read in conjunction with the Consolidated Financial Statements in our 2020 Form 10-K where we include additional information about our policies and the methods and assumptions used in our estimates.

Our Company consolidates all entities that we control by ownership of a majority voting interest. All inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the Condensed Consolidated Financial Statements in the prior periods to conform to the current period presentation.

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

Recent Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13), an ASU amending the impairment model for most financial assets and certain other instruments. Early adoption is permitted after December 15, 2018. The ASU must be adopted using a modified-retrospective approach. In November 2018, the FASB issued Accounting Standards Update No. 2018-19, Codification Improvements (Topic 326), Financial Instruments - Credit Losses (ASU 2018-19), an ASU intended to improve the Codification or correct its unintended application. The ASU is effective upon the adoption of the amendments in Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, with early adoption permitted after December 15, 2018. The Company does not expect adoption of ASU 2018-19 and ASU 2016-13 to have a material impact on its Condensed Consolidated Financial Statements. In addition, in May 2019, the FASB issued Accounting Standards Update No. 2019-05, Financial Instruments — Credit Losses (Topic 326), Targeted Transition Relief, (ASU 2019-05)), an ASU which provides ASU 2016-13 transition relief by providing entities with an alternative to irrevocably elect the fair value option for eligible financial assets measured at amortized cost upon adoption of the credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. The ASU is effective upon the adoption of the amendments in ASU 2016-13. In addition, in November 2019, the FASB issued Accounting Standards Update No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) - Effective Dates (ASU-2019-10), an ASU modifying the effective dates of various previous pronouncements. As the Company qualifies as a Smaller Reporting Company with the SEC, this ASU revised the effective date of ASU 2016-13 and ASU 2017-04 to fiscal years beginning after December 15, 2022. The Company does not expect adoption of ASU 2019-10 to have a material impact on our Consolidated Financial Statements. The Company does not expect adoption of ASU 2019-10, ASU 2019-05, ASU 2018-19 and ASU 2016-13 to have a material impact on its Consolidated Financial Statements.

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

(2) Revenue Recognition

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

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. Collection on the related receivables may vary from reported information based upon third-party refinement of the estimated and reported amounts owed that occurs subsequent to period ends. The Company establishes an allowance for advertiser credits, which is included in Other accrued expenses and current liabilities in the balance sheet, using its best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services based on analysis of historical credits. The balance associated with the allowance for advertiser credits in the Company’s Condensed Consolidated Balance Sheet was $206,000 and $216,000 as of December 31, 2020 and March 31, 2021, respectively. Customer payments received in advance of revenue recognition are also contract liabilities and are recorded as deferred revenue. The deferred revenue balance in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2020 and March 31, 2021 was $1.4 million and $1.3 million, respectively. During the three months ended March 31, 2020 and 2021, revenue recognized that was included in the contract liabilities balances at the beginning of the period was $503,000 and $749,000, respectively.

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

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in other assets, net in the balance sheet. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of December 31, 2020 and March 31, 2021, the Company had $167,000 and $140,000 of net deferred contract costs, respectively, and the accumulated amortization associated with these costs was $989,000 and $1.1 million for the periods ended December 31, 2020 and March 31, 2021, respectively.

(3) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the three months ended March 31, 2020 and 2021, the Company operated in a single segment comprised of its core analytics and solutions services. In October 2020, the Company sold certain assets related to its Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics. As a result, the operating results related to these assets are shown as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. See Note 14. Discontinued Operations and Related Party Investment for further discussion.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets.  As of December 31, 2020 and March 31, 2021, no significant long-lived assets were held by entities outside of the United States.

Revenues from customers by geographical areas are tracked on the basis of the location of the customer. The majority of the Company’s revenue and accounts receivable are derived from domestic sales to customers.

Revenues by geographic region are as follows (in percentages):

	Three months ended March 31,
	2020	2021
United States	97%	98%
Canada	2%	2%
Other countries	1%	*
	100%	100%

*	Less than 1% of revenue.

(4) Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

There were no customers that represented more than 10% of consolidated revenue for the three months ended March 31, 2020 and 2021.

The Company has one customer that represents more than 10% of consolidated accounts receivable. The outstanding receivable balance for this customer is as follows (in percentages):

	At December 31, 2020	At March 31, 2021
Customer A	18%	17%

(5) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2020 and March 31, 2021: cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

The following table provides information about the fair value of our cash and cash equivalents balance as of December 31, 2020 and March 31, 2021 (in thousands):

	At December 31,	At March 31,
	2020	2021
Level 1 Assets:
Cash	$13,492	$7,810
Money market funds	20,359	20,359
Total cash and cash equivalents	$33,851	$28,169

(6) Stockholder’s Equity

Common Stock

In November 2014, the Company’s board of directors authorized a share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the three months ended March 31, 2020 and 2021, the Company did not repurchase any Class B common stock.

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

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Three Months Ended March 31,
	2020	2021
Service costs	$16	$8
Sales and marketing	261	229
Product development	81	97
General and administrative	604	410
Total stock-based compensation	$962	$744

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the three months ended March 31, 2020 and 2021 the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and expirations. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

Three months ended March 31,
	2020	2021
Expected life (in years)	4.0 - 6.25	4.0 - 6.25
Risk-free interest rate	1.13%-1.22%	0.64%-1.16%
Expected volatility	46%-52%	50%-56%

Stock option activity during the three months ended March 31, 2021 is summarized as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term (in years)
Balance at December 31, 2020	3,460	$3.82	6.50
Options granted	288	2.11
Options forfeited	(36)	3.28
Options expired	(76)	6.41
Options exercised	(2)	2.66
Balance at March 31, 2021	3,634	$3.64	6.58

Restricted stock awards and restricted stock unit activity during the three months ended March 31, 2021 is summarized as follows:

	Shares/ Units (in thousands)	Weighted average grant date fair value
Unvested balance at December 31, 2020	1,632	$3.18
Granted	172	2.01
Vested	(71)	3.25
Forfeited	(186)	2.78
Unvested balance at March 31, 2021	1,547	$3.09

(7) Net Income (Loss) Per Share

The Company computes net income (loss) per share of Class A and Class B common stock using the two-class method. Under the provisions of the two-class method, basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The computation of the diluted net income (loss) per share of Class B common stock assumes the conversion of Class A common stock to Class B common stock, while the diluted net income (loss) per share of Class A common stock does not assume the conversion of those shares.

In accordance with the two-class method, the undistributed earnings (losses) for each year are allocated based on the contractual participation rights of the Class A and Class B common shares and the restricted shares as if the earnings for the year had been distributed. Considering the terms of the Company’s charter which provides that, if and when dividends are declared on the Company’s common stock in accordance with Delaware General Corporation Law, equivalent dividends shall be paid with respect to the shares of Class A common stock and Class B common stock and that both classes of common stock have identical dividend rights and would share equally in the Company’s net assets in the event of liquidation, the Company has allocated undistributed earnings (losses) on a proportionate basis.

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

The following tables present the computation of basic net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Three months ended March 31,
	2020		2021
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss from continuing operations, net of tax	$(2,539)	$(22,984)	$(568)	$(4,764)
Discontinued operations, net of tax	64	584	—	—
Net loss applicable to common stockholders	$(2,475)	$(22,400)	$(568)	$(4,764)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	42,179	4,661	39,087
Basic net loss per share:
Continuing operations, net of tax	$(0.54)	$(0.54)	$(0.12)	$(0.12)
Discontinued operations, net of tax	0.01	0.01	—	—
Basic net loss per share applicable to common stockholders	$(0.53)	$(0.53)	$(0.12)	$(0.12)

The following tables present the computation of diluted net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Three months ended March 31,
	2020		2021
	Class A	Class B	Class A	Class B
Diluted net loss per share
Numerator:
Net loss from continuing operations, net of tax	$(2,539)	$(22,984)	$(568)	$(4,764)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(2,539)	—	(568)
Diluted net loss from continuing operations, net of tax	$(2,539)	$(25,523)	$(568)	$(5,332)
Net income from discontinued operations, net of tax	$64	$584	$-	$-
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	64	—	—
Diluted net income from discontinued operations, net of tax	$64	$648	$-	$-
Net loss applicable to common stockholders	$(2,475)	$(24,875)	$(568)	$(5,332)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	42,179	4,661	39,087
Conversion of Class A to Class B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding used to calculate diluted net loss per share	4,661	46,840	4,661	43,748
Diluted loss per share:
Continuing operations, net of tax	$(0.54)	$(0.54)	$(0.12)	$(0.12)
Discontinued operations, net of tax	0.01	0.01	—	—
Diluted net loss per share applicable to common stockholders	$(0.53)	$(0.53)	$(0.12)	$(0.12)

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the three months ended March 31, 2020 and 2021, outstanding options to acquire 4,878 and 3,634 shares, respectively of Class B common stock.

•	For the three and three months ended March 31, 2020 and 2021, 1,145 and 1,148 shares of unvested Class B restricted common shares, respectively.
•	For the three and three months ended March 31, 2020 and 2021, 767 and 399 restricted stock units, respectively.

(8) Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2020	At March 31, 2021
Computer and other related equipment	$13,278	$13,319
Purchased and internally developed software	2,058	2,106
Furniture and fixtures	1,271	1,271
Leasehold improvements	1,737	1,737
	$18,344	$18,433
Less: Accumulated depreciation and amortization	(15,597)	(15,956)
Property and equipment, net	$2,747	$2,477

Depreciation and amortization expense related to property and equipment was approximately $427,000 and $359,000 for the three months ended March 31, 2020 and 2021, respectively.

(9) Leases

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

Lease cost recognized in the Company’s Condensed Consolidated Statements of Operations and other information is summarized as follows (in thousands):

	Three months ended March 31,
	2020	2021
Operating lease cost	$420	$471
Short-term operating lease cost (1)	30	-
Total operating lease cost (2)	$450	$471
Other information:
Weighted-average remaining lease term - operating leases	4.9 years	2.6 years
Weighted-average discount rate - operating leases (3)	5.0%	4.8%

(1)

The Company elected the practical expedient permitted in ASC Topic 842. As such, its short-term prior operating lease in Wichita, Kansas was not recognized as a liability on the Company’s balance sheet as of December 31, 2020. The Company has recognized short-term operating lease costs on a straight-line basis. As of March 31, 2021, the Company no longer has any short-term operating leases.

(2)

The discount rate used to compute the present value of total lease liabilities as of March 31, 2021 was based on the Company's estimated incremental borrowing rate of similar secured borrowings available to the Company as of the commencement date of lease.

As of March 31, 2021, the Company’s operating lease liabilities were as follows (in thousands):

Total
Gross future operating lease payments	$4,856
Less: imputed interest	(307)
Present value of total operating lease liabilities	4,549
Less: current portion of operating lease liabilities	(1,807)
Total long-term operating lease liabilities	$2,742

(10) Commitments, Contingencies, and Taxes

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

	Facilities and other operating leases (1)	Other contractual obligations	Total
2021	1,441	819	2,260
2022	1,871	272	2,143
2023	1,161	30	1,191
2024	209	—	209
2025 and after	174	—	174
Total minimum payments	$4,856	$1,121	$5,977
(1) For additional information regarding the Company's operating leases, see Note 9, Leases of the Notes to the Condensed Financial Statements.

Contingencies

The Company from time to time is a party to disputes and legal and administrative proceedings arising from the ordinary course of business. In some agreements to which the Company is a party, the Company has agreed to indemnification provisions of varying scope and terms with advertisers, vendors and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements or representations and warranties made by the Company, services to be provided by the Company and intellectual property infringement claims made by third parties. As a result of these provisions, the Company may from time to time provide certain levels of financial support to its contract parties to seek to minimize the impact of any associated litigation in which they may be involved. The Company has also entered into purchase arrangements that included earnout arrangements based on targeted financial goals that are subject to review and escrow provisions wherein a portion of consideration was placed into escrow in order to secure indemnification obligations.  The escrow amounts are included as part of the purchase price consideration and if there is any excess escrow amount above identified indemnification obligations, the excess may be released.  In the event any indemnification obligations are identified, the economic consideration may be reduced accordingly.

To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions, additional earnout consideration, and no liabilities therefore have been recorded in the accompanying Condensed Consolidated Financial Statements. However, the maximum potential amount of the future payments we could be required to make under these provisions could be material.

While any litigation contains an element of uncertainty, the Company is not aware of any legal proceedings or claims which are pending that the Company believes, based on current knowledge, will have, individually or taken together, a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Taxes

The Company determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2020 (excluding certain insignificant Canadian deferred tax assets) and March 31, 2021. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

(11) Identifiable Intangible Assets from Acquisitions

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

Based on the results of this testing, the Company recorded pre-tax non-cash impairment totaling $5.0 million in the first quarter of 2020 relating to customer relationships, technologies, non-compete agreements and tradenames. These charges are reflected in the Company’s Condensed Consolidated Statement of Operations for the three-month period ended March 31, 2020.

Identifiable intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(4,693)	$(3,430)	$4,895
Technologies	9,369	(4,731)	(1,062)	3,576
Non-compete agreements	3,409	(2,413)	(346)	650
Tradenames	734	(538)	(121)	75
Total identifiable intangible assets from acquisitions	$26,530	$(12,375)	$(4,959)	$9,196

	As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(5,189)	$(3,430)	$4,399
Technologies	9,369	(5,336)	(1,062)	2,971
Non-compete agreements	3,409	(2,474)	(346)	$589
Tradenames	734	(557)	(121)	56
Total identifiable intangible assets from acquisitions	$26,530	$(13,556)	$(4,959)	$8,015

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Customer relationships, acquired technologies, tradenames, and non-compete agreements have a weighted average useful life from date of purchase of 5 years, 3 years, 2 years, 1-2 years, respectively. Aggregate amortization expense incurred by the Company for the three months ended March 31, 2020 and 2021 was approximately $1.8 million and $1.2 million, respectively. Based upon the current amount of acquired identifiable intangible assets subject to amortization, the estimated amortization expense for the next five years is as follows: $3.3 million in 2021, $2.1 million in 2022, $2.0 million in 2023, and $602,000 in 2024.

(12) Goodwill

The balance of goodwill as of December 31, 2020 and March 31, 2021 is $17.6 million. There were no changes in the carrying amount of goodwill for the three months ended March 31, 2021.

The Company performs its annual impairment testing on November 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment and determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. For the three months ended March 31, 2020, the Company’s stock price was impacted by volatility in the U.S. financial markets as a result of the rapid spread of the coronavirus globally which has resulted in increased travel restrictions and disruption and shutdown of businesses, and traded below the then book value for an extended period of time. Accordingly, the Company tested its goodwill for impairment and concluded that the carrying value exceeded the estimated fair value of the Company’s single reporting unit and recognized an impairment loss during the first quarter of 2020 of $14.7 million. The Company tested its goodwill for impairment again upon the Divestiture and at November 30, 2020. No additional impairment loss was determined to have occurred. The impairment charges from the first quarter of 2020 are reflected in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2020 within Impairment of goodwill. The estimated fair value of the Company’s single reporting unit was based on estimates of future operating results, discounted cash flows and other market-based factors, including the Company’s stock price. The goodwill impairment loss resulted primarily from a sustained decline in the Company’s common stock share price and market capitalization as well as lower projected revenue growth rates and profitability levels compared to historical results. The lower projected operating results reflect changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results.

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

(13) CARES Act Loans and Foreign Wage Subsidy

During the second quarter of 2020, the Company secured $5.3 million in promissory notes to bank lenders pursuant to government loan programs (collectively, the “Loans”). At December 31, 2020 and March 31, 2021, the remaining balance was $5.1 million. The difference relates to the business operations divested in October 2020. The Loans were made under, and are subject to the terms and conditions of, the CARES Act and are administered by the U.S. Small Business Administration (“SBA”). The current terms of the Loans are two years with maturity dates in the second quarter of 2022 and they contain a fixed annual interest rate of 1%. Payments of principal and interest on the Loans will be deferred for a period in excess of six months. We expect this repayment commencement period to be in the middle part to latter half of 2021. Principal and interest are payable monthly commencing one month after the payment deferral period and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. There are scenarios where, under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of the Loans issued. Such forgiveness will be determined, subject to limitations and conditions, based on the use of Loan proceeds for certain permissible purposes as set forth in the CARES Act, including, but not limited to, payroll, mortgage and rent costs. Due to the uncertainties concerning the anticipated timing of repayment that are not within our control as well as the evolving parameters and interpretations of requirements, these loans are presented as a current liability on our Condensed Consolidated Balance Sheets.

In addition, under foreign wage and rent subsidy programs in response to the COVID-19 pandemic, a subsidiary received approximately $151,000 in funding during the three months ended March 31, 2021 that were treated as reductions of payroll and related expenses.

(14) Discontinued Operations and Related Party Investment

In October 2020, the Company sold certain assets related to its Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics. The purchaser is a related party controlled by a shareholder and officers of the Company. This divestiture represented a discontinued operation since the disposal enables the Company to focus more wholly on its core conversational analytics and sales engagement solution activities, and it will have a significant effect on the Company’s operations and financial results. The Company has no further involvement in the key strategic decision making or operations of the divested assets. Accordingly, we have presented the results of operations of these assets in the Condensed Consolidated Financial Statements as discontinued operations, net of tax, for historical periods.

The Company received cash consideration at closing of approximately $2.3 million. No gain or loss on the sale of discontinued operations was recognized in the Condensed Consolidated Statement of Operations as it was sold to a related party. The net consideration received from the sale is recognized in the Company’s Consolidated Statements of Stockholder’s Equity. The sale also includes (i) contingent consideration based on the achievement of certain revenue and thresholds from the Call Marketplace, Local Leads Platform and the purchaser’s total business; (ii) certain contingent sale transaction consideration; (iii) shares of Class B common stock in the purchaser equal to the issuance of a 10% equity interest; and (iv) the cancellation of Company stock options for 1.5 million shares currently held by two officers of the Company who are involved in the transaction.

In connection with the closing, the Company also entered into an administrative support services agreement with the related party purchaser pursuant to which the Company will provide services to the related party purchaser for a support services fee, with certain guaranteed payments to the Company in the first year and conditionally in the second year following closing. Support services fees related to this arrangement totaled $1.2 million for the three months ended March 31, 2021 and are included in the Company’s Condensed Consolidated Statements of Operations, net of the related expenses, within Service costs, Sales and marketing, Product development, and General and administrative.

As of March 31, 2021, the net amount of $242,000 is due from the purchaser and is included in the Company’s Condensed Consolidated Balance Sheet within Prepaid and other current assets as of March 31, 2021. The net amount due to the purchaser of $1.1 million is included in the Company’s Condensed Consolidated Balance Sheet within Accounts payable as of December 31, 2020.

The Company has determined that although we hold variable interests in the related party purchaser, we are not the primary beneficiary and are not required to consolidate the entity. We considered whether we have the ability to exercise significant influence over the operating and financial policies of the purchaser and do not believe these criteria were met. As a result, the Company has elected to measure the investment at cost because the equity securities do not have a readily determinable fair value. The investment balance of $341,000 is included in Other assets, net on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2020 and March 31, 2021.

The Condensed Consolidated Financial Statements for the three months ended March 31, 2020 reflect the operations of the divested assets as a discontinued operation. Discontinued operations include the following:

Three months ended March 31, 2020
Revenue	$12,778
Expenses:
Service costs	9,670
Sales and marketing	821
Product development	686
General and administrative	284
Total operating expenses	11,461
Impairment of goodwill	(469)
Income from discontinued operations before provision for income taxes	848
Income tax expense	200
Total income from discontinued operations	$648

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions, dispositions, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements we make. There are a number of important factors that could cause the actual results of Marchex to differ materially from those indicated by such forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended, and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic may amplify many of these risks. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended.

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

o

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

o

Marchex Sales Edge Enterprise. Marchex Sales Edge Enterprise is a product for corporate managers that can provide conversation performance insights and trends across a brand or network of distributed business locations. The conversational data analyses can provide critical sales insights that can help enterprises boost outcomes across national and regional sales organizations.

o

Marchex Marketing Edge. Marchex Marketing Edge is a conversational analytics solution for marketers in enterprise, mid-sized and small businesses that depend on inbound phone calls to drive sales, appointments and reservations. It helps enable marketers to make data-driven decisions that improve marketing performance. Marketers can use this solution to understand which marketing channels, advertisements, search keywords, or other digital marketing advertising formats are driving calls to their business, enabling them to optimize their advertising expenditures across media channels and increase return on ad spend (ROAS). In addition to call and text tracking, Marchex Marketing Edge also includes conversation intelligence technology that can automatically transcribe, redact and score calls. Marchex Marketing Edge also seamlessly integrates with Marchex Sales Edge so sales teams can be empowered to receive real-time text and/or email notifications when a caller showing high purchase intent ends a conversation without making an appointment or a purchase so they can reengage to save the sale. Marchex Marketing Edge includes technology that can block robocalls, telemarketers and spam calls to help save businesses time and expense. Marchex Marketing Edge data can integrate directly into third-party systems such as Google Ads, Google Analytics, Search Ads 360, Google Campaign Manager, Microsoft Advertising, Adobe, Kenshoo, Acquisio, Salesforce and HubSpot in addition to other marketing and chat offerings. In October 2020, the Company sold certain assets related to its Call Marketplace, Local Leads Platform, and other assets not related to core conversational analytics. As a result, the operating results related to these assets are shown as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. See Note 14. Discontinued Operations and Related Party Investment of the Notes to the Condensed Consolidated Financial Statements for further discussion.

We operate primarily in domestic markets.

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

This Divestiture has been classified as discontinued operations for the three months ended March 31, 2020. See Note 14. Discontinued Operations and Related Party Investment of the Notes to Condensed Consolidated Financial Statements for further discussion.

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

For most of the quarter ended March 31, 2020, our results reflect historical trends and seasonality. However, beginning in March 2020, we experienced a decline in revenues due to the impact of COVID-19 and the related reductions in global economic activity and reduced spending by our customers in response to the macroeconomic impact. We also assessed the realized and potential credit deterioration of our customers due to changes in the macroeconomic environment, which was reflected in our allowance for credit losses for accounts receivable as of March 31, 2020 and December 31, 2020. Additionally, we determined that indicators of impairment had occurred during the first quarter of 2020, which resulted in us performing an interim impairment analysis during the first quarter of 2020. As a result of this interim impairment test, we recognized an impairment of our intangible long-lived assets and goodwill during the first quarter of 2020. See the Notes to Condensed Consolidated Financial Statements for additional information. For additional information for the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations, refer to “Results of Operations” within this discussion and analysis and Item 1.A of Part II, “Risk Factors”.

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

Service Costs

Our service costs represent the cost of providing our services to our customers. These costs primarily consist of telecommunication costs, including the use of phone numbers relating to our services; colocation service charges of our network equipment; bandwidth and software license fees; network operations; and payroll and related expenses of personnel, including stock-based compensation.

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

Results of Operations

The following table presents revenue and results from continuing operations and as a percentage of revenue (in thousands):

	Three months ended March 31, 2020	% of revenue	Three months ended March 31, 2021	% of revenue
Revenue	$12,008	100%	$12,980	100%
Expenses:
Service costs	4,828	40%	5,422	42%
Sales and marketing	4,170	35%	3,637	28%
Product development	5,358	45%	5,322	41%
General and administrative	3,453	29%	2,620	20%
Amortization of intangible assets from acquisitions	1,763	15%	1,181	9%
Acquisition and disposition-related costs (benefit)	(635)	-5%	45	0%
Total operating expenses	18,937	158%	18,227	140%
Impairment of goodwill	(14,688)	-122%	-	0%
Impairment of intangible assets from acquisitions	(4,959)	-41%	-	0%
Loss from operations	(26,576)	-221%	(5,247)	-40%
Interest income (expense) and other, net	110	1%	(12)	0%
Loss before provision for income taxes	(26,466)	-220%	(5,259)	-41%
Income tax expense (benefit)	(943)	-8%	73	1%
Net loss applicable to continuing operations	$(25,523)	-213%	$(5,332)	-41%

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Three months ended March 31,
	2020	2021
Service costs	$16	$8
Sales and marketing	261	229
Product development	81	97
General and administrative	604	410
Total stock-based compensation	$962	$744

See Note 6. Stockholder’s Equity of the Notes to Condensed Consolidated Financial Statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Revenue

Revenue increased 8% from $12.0 million for the three months ended March 31, 2020 to $13.0 million for the three months ended March 31, 2021. The three months ended March 31, 2020 was affected by the impact of the coronavirus pandemic on customer usage, rate discounts and credits provided as a result of customer distress. These same impacts did not recur to the same extent during the three months ended March 31, 2021 and are the primary reason for the increase in revenue.

In the immediate near term, we expect our revenues to be similar to modestly higher than levels of our most recent quarter as a result of potential volume increases as the business disruption caused by the continuing coronavirus pandemic unwinds and as we gain traction with new customers. While we saw some recovery in the first part of 2021, we expect potential near term revenue increases would be potentially greater, if not for the pandemic disruption to our customers and our prospective customers that will continue to cause further delays in the sales process, delays in signing new customers, and a decrease in business and rates from existing customers. We expect this would result in further delay in launching pilots and tests and new customer programs that were previously planned, resulting in possible lower near term revenues from our customers as well as lower than anticipated future new revenues from our prospective customers. We also expect that financial difficulties and business interruptions caused by the coronavirus impact has and will continue to result in some cases in payment delays, and an impairment of our customers’ ability to make payments, which we expect will further reduce our revenues from recent quarterly results.

In the longer term, we believe that our new product releases and growth initiatives may enable the Company to have an opportunity for potential revenue growth. A preliminary indicator of this potential growth is that several customers and prospective customers have indicated that they plan to initiate trials and are considering the adoption of new products, which would result in new revenue opportunities.

For additional discussion of trends and other factors in our business, refer to Industry and Market Factors in Item 2 of this Quarterly Report on Form 10-Q.

Expenses

Service Costs. Service costs increased 12% from $4.8 million for the three months ended March 31, 2020 to $5.4 million for the three months ended March 31, 2021. As a percentage of revenues, service costs were 40% and 42% for the three months ended March 31, 2020 and 2021, respectively. The increase in dollars was primarily due to an increase in communication and network costs totaling $657,000 resulting from our infrastructure initiatives, which include cloud migration initiatives, certain platform integrations and other initiatives.

We expect in the near and intermediate term that service costs in absolute dollars will be similar in relation to the most recent periods. Upon completion of various infrastructure efficiency initiatives, there may also be a positive impact on service costs as a percentage of revenue and further benefit in the event we generate contribution from new launches of analytics products and sales engagement solutions.

Sales and Marketing. Sales and marketing expenses decreased 13% from $4.2 million for the three months ended March 31, 2020 to $3.6 million for the three months ended March 31, 2021. As a percentage of revenue, sales and marketing expenses were 35% and 28% for the three months ended March 31, 2020 and 2021, respectively. The net decrease in dollars and as a percentage of revenue was primarily attributable to an aggregate net decrease in personnel and outside service provider costs and stock-based compensation costs totaling $445,000 and a decrease in travel related costs largely due to pandemic influenced restrictions totaling $195,000, offset by an increase in marketing costs of $125,000. The decrease in personnel costs was primarily the result of less incentive compensation in part stemming from pandemic influences on new business initiatives. The percentage of revenue decrease was partially attributable to the benefit obtained from a portion of the sales and marketing expenses being fixed in nature and the percentage benefiting as a result of higher revenues in 2021.

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

Product Development. Product development expenses decreased slightly from $5.4 million for the three months ended March 31, 2020 to $5.3 million for the three months ended March 31, 2021. As a percentage of revenue, product development expenses were 45% and 41% for the three months ended March 31, 2020 and 2021, respectively. The percentage of revenue decrease was attributable to higher revenues in 2021.

In the immediate and longer term, to the extent our revenues increase, we expect that product development expenses will increase in absolute dollars as we increase the number of personnel and consultants to enhance our service offerings.

General and Administrative. General and administrative expenses decreased 24% from $3.5 million for the three months ended March 31, 2020 to $2.6 million for the three months ended March 31, 2021. As a percentage of revenue, general and administrative expenses were 29% and 20% for the three months ended March 31, 2020 and 2021, respectively. The decrease in dollars was primarily comprised of a decrease in personnel and outside service provider costs and stock-based compensation costs totaling $275,000, a decrease in travel related costs of $209,000, and a decrease in bad debt expenses of $178,000 that were largely a result of pandemic influences on customers in the three months ended March 31, 2020.

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

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $1.8 million and $1.2 million for the three months ended March 31, 2020 and 2021, respectively. The amortization of intangibles related to service costs, sales and marketing and general and administrative expenses. During the three months ended March 31, 2020, we recorded an impairment charge totaling $5.0 million relating to our intangible assets from acquisitions, resulting in a decrease in amortization for the three months ended March 31, 2021 as compared to the same period in 2020. For additional information, see the discussion in “Impairment of Goodwill and Impairment of Intangible Assets from Acquisitions” below.

Acquisition and Disposition-related Costs (Benefits). The change in the acquisition and disposition-related benefits from $635,000 for the three months ended March 31, 2020 to a cost of $45,000 for the three months ended March 31, 2021 was primarily due to an adjustment in 2020 to the estimated fair value of our contingent consideration liabilities related to our acquisition of Telmetrics in November 2018 and our acquisition of Sonar in December 2019, offset by accretion of interest expense and professional and related fees primarily associated with acquisition and disposition related matters during the three months ended March 31, 2020.

Impairment of Goodwill and Impairment of Intangible Assets from Acquisitions. For the three months ended March 31, 2020, our stock price was impacted by volatility in the U.S. financial markets as a result of the rapid spread of the coronavirus globally which has resulted in increased travel restrictions and disruption and shutdown of businesses, and traded below the then book value for an extended period of time. Accordingly, we tested our goodwill for impairment and concluded that the carrying value exceeded the estimated fair value of our single reporting unit and recognized an estimated impairment loss during the first quarter of 2020 of $14.7 million. The estimated fair value of our single reporting unit was based on estimates of future operating results, discounted cash flows and other market-based factors, including our stock price. The goodwill impairment loss resulted primarily from a sustained decline in our common stock share price and market capitalization as well as lower projected revenue growth rates and profitability levels compared to historical results. The lower projected operating results reflect changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results. As of March 31, 2021, we have $17.6 million of goodwill remaining on our balance sheet.

In addition, we performed an interim impairment test of our long-lived intangible assets using an undiscounted cash flow analysis to determine if the cash flows expected to be generated by the asset groups over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset groups, which were determined to be at the acquisition level (Telmetrics, Callcap and Sonar). Based on this analysis, which included evaluating various cash flow scenarios, the undiscounted cash flows were not sufficient to recover the carrying value of the groups. As a result, we were required to determine the fair value of each asset group. To estimate the fair value, we utilized both the cost recovery and income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent strategic plan and for periods beyond the strategic plan, our estimates were based on assumed growth rates expected as of the measurement date. We believe our assumptions were consistent with the plans and estimates that a market participant would use to manage the business. Based on the results of this testing, we recorded a pretax non-cash impairment totaling $5.0 million in the first quarter of 2020 relating to customer relationships, technologies, non-compete agreements and tradenames. This charge is reflected in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2020. The identified intangible assets acquired in the Telmetrics, Callcap and Sonar acquisitions, after this charge, are $8.0 million in aggregate as of March 31, 2021 and are being amortized on a straight-line basis over a range of useful lives of 12 to 60 months.

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

Income Tax (Benefit). The income tax expense (benefit) from continuing operations for the three months ended March 31, 2020 and 2021 was ($943,000) and $73,000, respectively. The income tax benefit for the three months ended March 31, 2020 consisted primarily of deferred tax benefits related to one of our foreign jurisdictions, tax benefits from the release of a portion of our valuation allowance resulting from the acquisition of Sonar, and an allocation of profits to discontinued operations. The income tax expense for the three months ended March 31, 2021 consisted primarily of deferred tax benefits related to one of our foreign jurisdictions offset by U.S. state income tax expense. The effective tax rate differed from the expected tax rate of 21% due to a full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible amounts.

At March 31, 2021, based on all the available evidence, both positive and negative, we determined that it is not more likely than not that our deferred tax assets (excluding certain insignificant Canadian deferred tax assets) will be realized and accordingly, we have recorded a 100% valuation allowance of $47.4 million against our net deferred tax assets ($48.6 million of deferred tax assets that are partially offset by $1.2 million in reversing deferred tax liabilities). This compares to a 100% valuation allowance of $43.3 million at December 31, 2020 ($44.6 million of deferred tax assets that are partially offset by $1.3 million in reversing deferred tax liabilities). In assessing the realizability of deferred tax assets, based on all the available evidence, both positive and negative, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as the Company’s history of taxable income or losses in the relevant jurisdictions in making this assessment. We have incurred federal taxable losses in 2020 and 2021.

Discontinued Operations, net of tax. In October 2020, we sold certain assets related to the Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics to a related party controlled by a shareholder and officers of the Company. The operating results related to these dispositions are shown as discontinued operations, net of tax. Income from discontinued operations, net of tax, was $648,000 for the three months ended March 31, 2020. See Note 14. Discontinued Operations and Related Party Investment of the Notes to Condensed Consolidated Financial Statements for further discussion.

Net Loss. Net loss from continuing operations was $25.5 million for the three months ended March 31, 2020 compared to net loss of $5.3 million for the three months ended March 31, 2021. The decrease in loss for the three months ended March 31, 2021 was primarily attributable to a long-lived intangible assets and an estimated goodwill impairment charge in the three months ended March 31, 2020 with no corresponding amounts in for the three months ended March 31, 2021.

Liquidity and Capital Resources

As of December 31, 2020 and March 31, 2021, we had cash and cash equivalents of $33.9 million and $28.2 million, respectively. As of March 31, 2020, we had current debt of $5.1 million and current and long-term contractual obligations of $6.0 million, of which $4.9 million is for rent under our facility operating leases.

Cash used in operating activities was $5.6 million for the three months ended March 31, 2021. The cash used in operating activities was primarily a result of a net loss of $5.3 million, adjusted for non-cash items of $2.5 million, which primarily included depreciation and amortization and stock-based compensation, and changes in working capital of $2.8 million, which primarily included increases in accounts receivable and other current asset balances and decreases in accounts payable and accrued payroll account balances.

Cash used in operating activities was $1.7 million during the three months ended March 31, 2020, of which approximately $2.4 million was used by continuing operations and $730,000 was provided by discontinued operations. The cash used in continuing operating activities was primarily a result of a net loss of $25.5 million adjusted for non-cash items of $22.6 million, which primarily included the aggregate estimated impairment of goodwill and intangible assets from acquisitions of $19.6 million, in addition to depreciation and amortization, stock based compensation, the allowance for doubtful accounts and other changes in working capital.

We expect that, at least for the near term, our revenues will be impacted as a result of business disruption to our customers and prospects caused by the continuing pandemic. We do believe the disruption will impact our business in the intermediate and long term as well in part because several customers have had their operations permanently impacted or shut down. Further, we expect in 2021, that in some cases financial difficulties and business interruptions caused by the COVID-19 outbreak have and will result in further payment delays and an impairment of our customers to make payments. In turn, this will also cause our revenues to be lower than current levels if customers are unable to procure our services at the same volumes as previously, which we expect will be the case for several of our customers. It will also adversely impact our collectability associated with our accounts receivable balances and result in higher bad debt expenses. In addition, we expect it will reduce our cash flows from the levels we have experienced in recent periods. This expected adverse impact on our operating cash flows will correspondingly reduce our liquidity

Additionally, the Seattle, WA City Council recently implemented a new employee payroll tax which imposed a quarterly tax on businesses with rates ranging from 0.7% to 2.4% on certain employee and independent contractor earnings and was effective January 1, 2021. This new employee payroll tax expense will result in an increase in our operating expenses since a number of our employees are based in Seattle. In addition, we expect it will reduce our cash flows to some extent from the levels we have experienced in recent periods. This expected impact on our operating cash flows will correspondingly reduce our liquidity.

Cash used in investing activities for the three months ended March 31, 2021 was $100,000 and was primarily attributable to cash paid for purchases of property and equipment.

Cash used in investing activities was $509,000 during the three months ended March 31, 2020, which was almost entirely attributable to amounts used by continuing operations and primarily attributable to purchases of property and equipment.

We expect property and equipment purchases in the near and intermediate term to be modestly higher compared to our most recent periods. We expect any increase to our operations to have a corresponding increase in expenditures for our systems and personnel. We plan to continue a strategic expense investment in 2021 to address various infrastructure initiatives, including consolidating infrastructure and data centers. In consideration of the strategic expense initiative, we expect our expenditures for product development initiatives will be relatively stable to modestly higher in the near and intermediate term and increase in the longer term in absolute dollars with any acceleration in development activities and as we increase the number of personnel and consultants to enhance our service offerings. In the intermediate to long term, we also expect to increase the number of personnel supporting our sales, marketing and related growth initiatives.

Cash provided by financing activities was $33,000 during the three months ended March 31, 2021. The cash used was primarily attributable to proceeds from the employee stock purchase program.

Cash provided by continuing financing activities for the three months ended March 31, 2020 of approximately $8,000 was primarily attributable to proceeds from the employee stock purchase program.

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

Our Company holds a remaining interest in the related party purchaser of our divested operations, for which we determined we were not the primary beneficiary. Our variable interests in this VIE primarily relate to the issuance of a 10% equity interest in the related party purchaser; contingent consideration related to the transaction; and an administrative support services arrangement. Refer to Note 14, Discontinued Operations and Related Party Investment. Although this financial arrangement resulted in our holding variable interests in this related party entity, it did not empower us to direct the strategic and operational activities of the VIE that most significantly impact the VIE’s economic performance.

All inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the Condensed Consolidated Financial Statements in the prior periods to conform to the current period presentation.

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

Although the fair value of stock-based awards is determined in accordance with ASC 718, Compensation – Stock Compensation the assumptions used in calculating fair value of stock-based awards and the use of the Black-Scholes option pricing model is highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 6. Stockholder’s Equity in the Notes to Condensed Consolidated Financial Statements for additional information.

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

Goodwill is tested annually on November 30 for impairment. Goodwill and intangible assets are also tested more frequently if events and circumstances indicate that the assets might be impaired. The provisions of the accounting standard for goodwill and other intangible assets allow us to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Events and circumstances considered in determining whether the carrying value of goodwill and intangible assets may not be recoverable include but are not limited to significant changes in performance relative to expected operating results; significant changes in the use of the assets; and significant changes in competition and market dynamics. These estimates are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition or changes in the share price of common stock and market capitalization. If our stock price were to trade below book value per share for an extended period of time and/or we experience adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of our goodwill and intangible assets. An impairment loss is recognized to the extent that the carrying amount exceeds the asset or asset group’s fair value. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results. We exercise judgment in the assessment of the related useful lives of intangible assets, the fair values, and the recoverability. In certain instances, the fair value is determined in part based on cash flow forecasts and discount rate estimates. We cannot accurately predict the amount and timing of any impairment of goodwill or intangible assets. Should the value of goodwill or intangible assets become impaired, we would record the appropriate charge, which could have an adverse effect on our financial condition and results of operations.

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

We determined that it is not more likely than not that our deferred tax assets (excluding certain insignificant Canadian deferred tax assets) will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2020 and March 31, 2021. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

Recent Accounting Pronouncement Not Yet Effective

For discussion regarding recent accounting pronouncements not yet effective, see Note 1. Description of Business and Basis of Presentation of the Notes to our Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 outbreak. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.

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

We had an accumulated deficit of $304.0 million as of March 31, 2021. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

We received approximately 30% of our revenue from our five largest customers for the three months ended March 31, 2021, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 30% of our total revenues for the three months ended March 31, 2021. In particular, our customers in the automotive and related services sectors account for a significant portion of our revenue.

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

During the second quarter of 2020, we secured $5.3 million in promissory notes to bank lenders pursuant to government loan programs (collectively, the “Loans”). At March 31, 2021, the remaining balance was $5.1 million. The difference relates to the October 2020 sale of Call Marketplace, Local Leads, and other operations not core to the analytics business.

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

If the market for conversational analytics solutions develops more slowly than we expect, our business could suffer. Our future success is highly dependent on the commitment of advertisers and marketers to mobile communications as an advertising and marketing medium, the increased adoption by businesses of conversational analytics and solutions, and our ability to sell our conversational analytics and solutions services to large to small customers in different verticals as well as to reseller partners and agencies. The mobile advertising and marketing market is rapidly evolving, and most businesses have historically not utilized nor allocated a portion of their marketing and/or sales budgets to conversational analytics and solutions. As a result, the future demand and market acceptance for conversational analytics and related services is uncertain.

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

We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We also may not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our customers. In addition, if a person is able to circumvent our security measures, he or she could destroy or misappropriate valuable information, including sensitive customer information, or disrupt our operations. We have deployed firewall hardware intended to thwart hacker attacks. Although we maintain property insurance and business interruption insurance, our insurance may not be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may not be able or may decline to do so for a variety of reasons. If we fail to address these issues in a timely manner, we may lose the confidence of our customers and reseller partners, our revenue may decline, and our business could suffer. In addition, as we expand our service offerings and enter into new business areas, we may be required to significantly modify and expand our software and technology platform. If we fail to accomplish these tasks in a timely manner, our business and reputation will likely suffer. Furthermore, some of these events could disrupt the economy and/or our customers’ business activities and in turn materially affect our operating results.

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

We also rely on a select group of third-party providers for components of our technology platform and support for our services, such as hardware and software providers, telecommunications carriers and Voice over Internet Protocol (VoIP) providers, and credit card processors. As a result, key operational resources of our business are concentrated with a limited number of third-party providers. A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business and reputation. Furthermore, if any of these providers are unable to provide the levels of service and dedicated resources over time that we required in our business, we may not be able to replace certain of these providers in a manner that is efficient, cost-effective or satisfactory to our customers, and as a result our business could be materially and adversely affected. Short term or repeat problems with any of these service providers could provide an interruption of service or service quality impairment to significant customers, which could also impact materially our revenue in any period due to credits or potential loss of significant customers.

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

•

The U.S. Congress, the FCC, state legislatures or state agencies may target, among other things, access or settlement charges, imposing taxes related to Internet communications, imposing tariffs or other regulations based on encryption concerns, or the characteristics and quality of products and services that we may offer. Any new laws or regulations concerning these, or other areas of our business could restrict our growth or increase our cost of doing business.

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

•

Our international operations may expose us to telecommunications regulations and data and privacy regulations in the countries where we are operating, and these regulations could negatively affect the viability of our business in those regions.

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

As of March 31, 2021, Russell C. Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2014, we established a 2014 share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the three months ended March 31, 2021, we did not have any share repurchases and 1,319,128 of Class B common shares may yet be purchased under the 2014 Share Repurchase Program.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
†31.1(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.1(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
†101.SCH	Inline XBRL Taxonomy Extension Schema Document.
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
†104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Filed herewith.
††	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

Date: May 13, 2021	By:	/s/ MICHAEL A. ARENDS
	Name:	Michael A. Arends
	Title:	Co-CEO (Principal Executive Officer for SEC reporting purposes)