Form 10-Q
period 2021-06-30
MARCHEX INC
filed 2021-08-12
CIK 1224133

erf

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 09, 2021, the registrant had 4,660,927 shares of Class A common stock, $.01 par value per share, and 36,755,530 shares of Class B common stock, $.01 par value per share, outstanding, respectively.

Marchex, Inc.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31,	June 30,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$33,851	$27,813
Accounts receivable, net	6,331	8,738
Prepaid expenses and other current assets	2,160	2,662
Total current assets	42,342	39,213
Property and equipment, net	2,747	2,488
Right-of-use lease asset	3,744	2,986
Other assets, net	1,345	1,306
Goodwill	17,558	17,558
Intangible assets from acquisitions, net	9,196	6,636
Total assets	$76,932	$70,187
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,424	$2,307
Accrued benefits and payroll	5,975	4,741
Other accrued expenses and current liabilities	4,210	3,715
Deferred revenue and deposits	1,393	1,454
Lease liability current	1,827	1,785
Loan obligations, current	5,123	5,149
Total current liabilities	20,952	19,151
Deferred tax liabilities	156	179
Lease liability non-current	3,136	2,336
Total liabilities	24,244	21,666
Commitments and contingencies - See Note 10
Stockholders’ equity:
Common stock, $0.01 par value, Authorized 137,500 shares
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at December 31, 2020 and June 30, 2021	49	49
Class B: 125,000 shares authorized; 36,462 shares issued and outstanding at December 31, 2020, including 1,007 shares of restricted stock; and 36,741 shares issued and outstanding at June 30, 2021, including 1,110 shares of restricted stock	365	367
Additional paid-in capital	350,960	352,456
Accumulated deficit	(298,686)	(304,351)
Total stockholders’ equity	52,688	48,521
Total liabilities and stockholders’ equity	$76,932	$70,187

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2021	2020	2021
Revenue	$24,724	$26,986	$12,716	$14,006
Expenses:
Service costs(1)(3)	9,796	10,882	4,967	5,460
Sales and marketing(1)	8,998	6,339	4,828	2,702
Product development(1)(3)	10,664	10,111	5,307	4,789
General and administrative(1)(3)	6,298	5,085	2,845	2,465
Amortization of intangible assets from acquisitions(2)(3)	2,969	2,559	1,206	1,378
Acquisition and disposition-related costs (benefit)	(996)	121	(361)	76
Total operating expenses	37,729	35,097	18,792	16,870
Impairment of goodwill	(14,688)	—	—	—
Impairment of intangible assets from acquisitions	(4,959)	—	—	—
Loss from operations	(32,652)	(8,111)	(6,076)	(2,864)
Interest income and other, net	142	2,474	32	2,486
Loss before provision for income taxes	(32,510)	(5,637)	(6,044)	(378)
Income tax expense (benefit)	(1,324)	31	(381)	(45)
Loss from continuing operations	(31,186)	(5,668)	(5,663)	(333)
Income from discontinued operations, net of tax	1,803	—	1,155	—
Net loss applicable to common stockholders	$(29,383)	$(5,668)	$(4,508)	$(333)
Basic and diluted net loss per Class A and Class B share applicable to common stockholders:
Continuing operations	$(0.66)	$(0.13)	$(0.12)	$(0.01)
Discontinued operations, net of tax	0.04	—	0.03	—
Basic and diluted net loss per Class A and Class B share applicable to common stockholders	$(0.62)	$(0.13)	$(0.09)	$(0.01)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	4,661	4,661	4,661	4,661
Class B	42,382	39,167	42,385	39,171
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	4,661	4,661	4,661	4,661
Class B	47,043	43,828	47,046	43,832
(1) Excludes amortization of intangibles from acquisitions
(2) Components of amortization of intangibles from acquisitions
Service costs	$1,384	$1,275	$628	$652
Sales and marketing	1,179	1,172	437	642
General and administrative	406	112	141	84
Total	$2,969	$2,559	$1,206	$1,378
(3) Components of related party support services fee recovery
Service costs		$1,326		$563
Sales and marketing		167		107
Product development		951		675
General and administrative		481		348
Total		$2,925		$1,693

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2019	4,661	$49	39,610	$396	—	$—	$359,633	$(260,240)	99,838
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	158	2	—	—	6	—	8
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	1,057	—	1,057
Net loss	—	—	—	—	—	—	—	(24,875)	(24,875)
Balances at March 31, 2020	4,661	$49	39,768	$398	—	$—	$360,696	$(285,115)	$76,028
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	124	1	—	—	19	—	20
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	907	—	907
Net loss	—	—	—	—	—	—	—	(4,508)	(4,508)
Balances at June 30, 2020	4,661	$49	39,892	$399	—	$—	$361,622	$(289,623)	$72,447

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2020	4,661	$49	36,462	$365	-	$—	$350,960	$(298,686)	$52,688
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	223	2	—	—	30	—	32
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	744	—	744
Net loss	—	—	—	—	—	—	—	(5,332)	(5,332)
Balances at March 31, 2021	4,661	$49	36,685	$367	—	—	$351,734	$(304,018)	$48,132
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	56	—	—	—	67	—	67
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	655	—	655
Net loss	—	—	—	—	—	—	—	(333)	(333)
Balances at June 30, 2021	4,661	$49	36,741	$367	—	$—	$352,456	$(304,351)	48,521

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2020	2021
Cash flows from operating activities:
Net loss applicable to common shareholders	$(29,383)	$(5,668)
Less:
Net income from discontinued operations, net of tax	$1,803	$-
Loss from continuing operations	$(31,186)	$(5,668)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	3,952	3,362
Impairment of goodwill	14,688	—
Impairment of intangible assets from acquisitions	4,959	—
Allowance for doubtful accounts and advertiser credits	1,540	42
Acquisition-related benefit	(1,319)	—
Stock-based compensation	1,964	1,399
Deferred income taxes	(820)	23
Change in certain assets and liabilities:
Accounts receivable, net	(1,041)	(2,449)
Prepaid expenses, other current assets and other assets	(1,278)	(579)
Accounts payable	1,367	(105)
Accrued expenses and other current liabilities	2,925	(1,785)
Deferred revenue and deposits	833	61
Net cash provided by (used in) continuing operating activities	(3,416)	(5,699)
Net cash provided by discontinued operating activities	3,295	—
Net cash (used in) operating activities	(121)	(5,699)
Investing Activities:
Purchases of property and equipment	(1,011)	(438)
Purchases of intangible assets and other assets	84	—
Net cash used in continuing investing activities	(927)	(438)
Net cash used in discontinued investing activities	(14)	—
Net cash used in investing activities	(941)	(438)
Financing Activities:
Proceeds from Cares Act Loans	5,119	-
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	30	99
Net cash provided by continuing financing activities	5,149	99
Net cash provided by discontinuing financing activities	164	—
Net cash provided by financing activities	5,313	99
Net decrease in cash and cash equivalents	4,251	(6,038)
Cash and cash equivalents at beginning of period	41,731	33,851
Less: Cash and cash equivalents of discontinued operations at the end of period	91	—
Cash and cash equivalents of continuing operations at end of period	$46,073	$27,813
Supplemental disclosures of cash inflows within operating activities:
Foreign government paycheck assistance and rent subsidies	$-	$299
Settlement of a contract matter	$-	$2,500
Supplemental disclosure of cash flow information:
Cash paid for operating leases	$873	$868

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

Divestiture

In October 2020, the Company sold its interests in certain assets related to its Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics and sales engagement solutions. The purchaser is a related party controlled by a shareholder and officers of the Company. The assets met the definition of a business and represented a discontinued operation since the disposal enabled the Company to focus more wholly on its core conversational analytics and sales engagement solution activities, and it had a significant effect on the Company’s operations and financial results. The Company will have no further involvement in the key strategic decision making or operations of the business. As a result, the operating results related to these assets are shown as discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2020. See Note 14. Discontinued Operations and Related Party Investment of the Notes to the Condensed Consolidated Financial Statements for further discussion. Unless otherwise indicated, information presented in the Notes to the Financial Statements relates only to the Company’s continuing operations.

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

During the second quarter of 2021, we observed an improving U.S. economy which drove elevated conversational channels. We are cautious whether the improvement is sustainable or temporary as the pandemic evolves and is unpredictable. We continue to add customers across multiple product lines and verticals and focused on our strategic priorities and growth initiatives to support our long-term growth efforts.

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

Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other period. The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. The balance sheet at December 31, 2020 has been derived from the audited Consolidated Financial Statements at that date. This report should be read in conjunction with the Consolidated Financial Statements in our 2020 Form 10-K where we include additional information about our policies and the methods and assumptions used in our estimates.

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

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. Collection on the related receivables may vary from reported information based upon third-party refinement of the estimated and reported amounts owed that occurs subsequent to period ends. The Company establishes an allowance for advertiser credits, which is included in Other accrued expenses and current liabilities in the balance sheet, using its best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services based on analysis of historical credits. The balance associated with the allowance for advertiser credits in the Company’s Condensed Consolidated Balance Sheet was $227,000 and $170,000 as of December 31, 2020 and June 30, 2021, respectively. Customer payments received in advance of revenue recognition are also contract liabilities and are recorded as deferred revenue. The deferred revenue balance in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2020 and June 30, 2021 was $1.4 million and $1.4 million, respectively. During the three months ended June 30, 2020 and 2021, revenue recognized that was included in the contract liabilities balances at the beginning of the period was $214,000 and $392,000, respectively. During the six months ended June 30, 2020 and 2021, revenue recognized that was included in the contract liabilities balances at the beginning of the period was $717,000 and $1.1 million, respectively.

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

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in other assets, net in the balance sheet. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of December 31, 2020 and June 30, 2021, the Company had $167,000 and $127,000 of net deferred contract costs, respectively, and the accumulated amortization associated with these costs was $989,000 and $1.1 million for the periods ended December 31, 2020 and June 30, 2021, respectively.

(3) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the six months ended June 30, 2020 and 2021, the Company operated in a single segment comprised of its core analytics and solutions services. In October 2020, the Company sold certain assets related to its Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics. As a result, the operating results related to these assets are shown as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. See Note 14. Discontinued Operations and Related Party Investment for further discussion.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets.  As of December 31, 2020 and June 30, 2021, no significant long-lived assets were held by entities outside of the United States.

Revenues from customers by geographical areas are tracked on the basis of the location of the customer. The majority of the Company’s revenue and accounts receivable are derived from domestic sales to customers.

Revenues by geographic region are as follows (in percentages):

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2021	2020	2021
United States	97%	98%	98%	98%
Canada	2%	2%	2%	2%
Other countries	1%	*	0%	*
	100%	100%	100%	100%

*	Less than 1% of revenue.

(4) Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

There were no customers that represented more than 10% of consolidated revenue for the three and six months ended June 30, 2020 and 2021.

The Company has one customer that represents more than 10% of consolidated accounts receivable. The outstanding receivable balance for this customer is as follows (in percentages):

	At December 31, 2020	At June 30, 2021
Customer A	18%	15%

(5) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2020 and June 30, 2021: cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

The following table provides information about the fair value of our cash and cash equivalents balance as of December 31, 2020 and June 30, 2021 (in thousands):

	At December 31,	At June 30,
	2020	2021
Level 1 Assets:
Cash	$13,492	$11,453
Money market funds	20,359	16,360
Total cash and cash equivalents	$33,851	$27,813

(6) Stockholder’s Equity

Common Stock

In November 2014, the Company’s board of directors authorized a share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the six months ended June 30, 2020 and 2021, the Company did not repurchase any Class B common stock.

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

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2021	2020	2021
Service costs	$22	$11	$6	$3
Sales and marketing	511	450	250	221
Product development	171	185	90	88
General and administrative	1,103	753	499	343
Total stock-based compensation	$1,807	$1,399	$845	$655

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the three and six months ended June 30, 2020 and 2021 the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and expirations. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2021	2020	2021
Expected life (in years)	4.0 - 6.25	4.0 - 6.25	4.0	4.0
Risk-free interest rate	0.17%-1.22%	0.64%-1.16%	0.17%	0.68%
Expected volatility	46%-53%	50%-57%	53%	57%

Stock option activity during the six months ended June 30, 2021 is summarized as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term (in years)
Balance at December 31, 2020	3,460	$3.82	6.50
Options granted	297	2.12
Options forfeited	(57)	3.46
Options expired	(100)	5.84
Options exercised	(19)	2.63
Balance at June 30, 2021	3,581	$3.63	6.28

Restricted stock awards and restricted stock unit activity during the six months ended June 30, 2021 is summarized as follows:

	Shares/ Units (in thousands)	Weighted average grant date fair value
Unvested balance at December 31, 2020	1,632	$3.18
Granted	172	2.01
Vested	(141)	3.31
Forfeited	(186)	2.78
Unvested balance at June 30, 2021	1,477	$3.08

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

The following tables present the computation of basic net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Six Months Ended June 30,
	2020		2021
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss from continuing operations, net of tax	$(3,090)	$(28,096)	$(603)	$(5,065)
Discontinued operations, net of tax	179	1,624	—	—
Net loss applicable to common stockholders	$(2,911)	$(26,472)	$(603)	$(5,065)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	42,382	4,661	39,167
Basic net loss per share:
Continuing operations, net of tax	$(0.66)	$(0.66)	$(0.13)	$(0.13)
Discontinued operations, net of tax	0.04	0.04	—	—
Basic net loss per share applicable to common stockholders	$(0.62)	$(0.62)	$(0.13)	$(0.13)

	Three Months Ended June 30,
	2020		2021
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss from continuing operations, net of tax	$(561)	$(5,102)	$(35)	$(298)
Discontinued operations, net of tax	114	1,041	—	—
Net loss applicable to common stockholders	$(447)	$(4,061)	$(35)	$(298)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	42,385	4,661	39,171
Basic net loss per share:
Continuing operations, net of tax	$(0.12)	$(0.12)	$(0.01)	$(0.01)
Discontinued operations, net of tax	0.03	0.03	—	—
Basic net loss per share applicable to common stockholders	$(0.09)	$(0.09)	$(0.01)	$(0.01)

The following tables present the computation of diluted net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Six Months Ended June 30,
	2020		2021
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss from continuing operations, net of tax	$(3,090)	$(28,096)	$(603)	$(5,065)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(3,090)	—	(603)
Diluted net loss from continuing operations, net of tax	$(3,090)	$(31,186)	$(603)	$(5,668)
Net income from discontinued operations, net of tax	$179	$1,624	$-	$-
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	179	—	—
Diluted net income from discontinued operations, net of tax	$179	$1,803	$-	$-
Net loss applicable to common stockholders	$(2,911)	$(29,383)	$(603)	$(5,668)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	42,382	4,661	39,167
Conversion of Class A to Class B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding used to calculate diluted net loss per share	4,661	47,043	4,661	43,828
Diluted loss per share:
Continuing operations, net of tax	$(0.66)	$(0.66)	$(0.13)	$(0.13)
Discontinued operations, net of tax	0.04	0.04	—	—
Diluted net loss per share applicable to common stockholders	$(0.62)	$(0.62)	$(0.13)	$(0.13)

	Three Months Ended June 30,
	2020		2021
	Class A	Class B	Class A	Class B
Diluted net loss per share
Numerator:
Net loss from continuing operations, net of tax	$(561)	$(5,102)	$(35)	$(298)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(561)	—	(35)
Diluted net loss from continuing operations, net of tax	$(561)	$(5,663)	$(35)	$(333)
Net income from discontinued operations, net of tax	$114	$1,041	$-	$-
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	114	—	—
Diluted net income from discontinued operations, net of tax	$114	$1,155	$-	$-
Net loss applicable to common stockholders	$(447)	$(4,508)	$(35)	$(333)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	42,385	4,661	39,171
Conversion of Class A to Class B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding used to calculate diluted net loss per share	4,661	47,046	4,661	43,832
Diluted loss per share:
Continuing operations, net of tax	$(0.12)	$(0.12)	$(0.01)	$(0.01)
Discontinued operations, net of tax	0.03	0.03	—	—
Diluted net loss per share applicable to common stockholders	$(0.09)	$(0.09)	$(0.01)	$(0.01)

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•	As of June 30, 2020 and 2021, outstanding options to acquire 4,676 and 3,581 shares, respectively of Class B common stock.
•	As of June 30, 2020 and 2021, 1,077 and 1,110 shares of unvested Class B restricted common shares, respectively.
•	As of June 30, 2020 and 2021, 656 and 368 restricted stock units, respectively.

(8) Supplemental Financial Statement Information

Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2020	At June 30, 2021
Computer and other related equipment	$13,278	$13,273
Purchased and internally developed software	2,058	2,444
Furniture and fixtures	1,271	1,271
Leasehold improvements	1,737	1,732
	$18,344	$18,720
Less: Accumulated depreciation and amortization	(15,597)	(16,232)
Property and equipment, net	$2,747	$2,488

Depreciation and amortization expense related to property and equipment was approximately $399,000 and $328,000 for the three months ended June 30, 2020 and 2021, respectively. Depreciation and amortization expense related to property and equipment was approximately $826,000 and $687,000 for the six months ended June 30, 2020 and 2021, respectively.

Interest income and other

Interest income and other consists of the following (in thousands):

	For the Six Months Ended		For the Three Months Ended
	2020	2021	2020	2021
Interest Income	$102	$2	$5	$-
Interest Expense & Foreign Currency	33	(32)	23	(19)
Other	7	2,504	4	2,505
Total	$142	$2,474	$32	$2,486

           During the second quarter of 2021, we received $2.5 million related to a contractual settlement of an upside payment with previously divested properties.

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

Lease cost recognized in the Company’s Condensed Consolidated Statements of Operations and other information is summarized as follows (in thousands):

	Six Months Ended	Three Months Ended
	June 30, 2021
Operating lease cost	$868	$484
Other information:
Weighted-average remaining lease term - operating leases		2.3 years
Weighted-average discount rate - operating leases (1)		4.8%

(1)

The discount rate used to compute the present value of total lease liabilities as of June 30, 2021 was based on the Company's estimated incremental borrowing rate of similar secured borrowings available to the Company as of the commencement date of lease.

As of June 30, 2021, the Company’s operating lease liabilities were as follows (in thousands):

Total
Gross future operating lease payments	$4,373
Less: imputed interest	(252)
Present value of total operating lease liabilities	4,121
Less: current portion of operating lease liabilities	(1,785)
Total long-term operating lease liabilities	$2,336

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

	Facilities and other operating leases (1)	Other contractual obligations	Total
2021	958	794	1,752
2022	1,871	742	2,613
2023	1,161	237	1,398
2024	209	—	209
2025 and after	174	—	174
Total minimum payments	$4,373	$1,773	$6,146
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

Taxes

The Company determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2020 (excluding certain insignificant Canadian deferred tax assets) and June 30, 2021. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

Identifiable intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(4,693)	$(3,430)	$4,895
Technologies	9,369	(4,731)	(1,062)	3,576
Non-compete agreements	3,409	(2,413)	(346)	650
Tradenames	734	(538)	(121)	75
Total identifiable intangible assets from acquisitions	$26,530	$(12,375)	$(4,959)	$9,196

	As of June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(5,798)	$(3,430)	$3,790
Technologies	9,369	(5,942)	(1,062)	2,365
Non-compete agreements	3,409	(2,592)	(346)	$471
Tradenames	734	(603)	(121)	10
Total identifiable intangible assets from acquisitions	$26,530	$(14,935)	$(4,959)	$6,636

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Customer relationships, acquired technologies, tradenames, and non-compete agreements have a weighted average useful life from date of purchase of 5 years, 3 years, 2 years, 1-2 years, respectively. Aggregate amortization expense incurred by the Company for the six months ended June 30, 2020 and 2021 was approximately $3.0 million and $2.6 million, respectively. Aggregate amortization expense incurred by the Company for the three months ended June 30, 2020 and 2021 was approximately $1.2 million and $1.4 million, respectively. Based upon the current amount of acquired identifiable intangible assets subject to amortization, the estimated remaining amortization expense for the next five years is as follows: $2.0 million in 2021, $2.1 million in 2022, $2.0 million in 2023, and $602,000 in 2024.

(12) Goodwill

The balance of goodwill as of December 31, 2020 and June 30, 2021 is $17.6 million. There were no changes in the carrying amount of goodwill for the six months ended June 30, 2021.

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

(13) CARES Act Loans and Foreign Wage Subsidy

During the second quarter of 2020, the Company secured $5.3 million in promissory notes to bank lenders pursuant to government loan programs (collectively, the “Loans”). At December 31, 2020 and June 30, 2021, the remaining balance was $5.1 million. The difference relates to the business operations divested in October 2020. The Loans were made under, and are subject to the terms and conditions of, the CARES Act and are administered by the U.S. Small Business Administration (“SBA”). The current terms of the Loans are two years with maturity dates in the second quarter of 2022 and they contain a fixed annual interest rate of 1%. Payments of principal and interest on the Loans will be deferred for a period in excess of six months. Principal and interest are payable monthly commencing one month after the payment deferral period and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. There are scenarios where, under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of the Loans issued. Such forgiveness will be determined, subject to limitations and conditions, based on the use of Loan proceeds for certain permissible purposes as set forth in the CARES Act, including, but not limited to, payroll, mortgage and rent costs. In June 2021, the Company applied for forgiveness for the Loans issued. Due to the uncertainties concerning the anticipated timing of repayment or forgiveness that are not within our control as well as the evolving parameters and interpretations of requirements, these loans are presented as a current liability on our Condensed Consolidated Balance Sheets.

In addition, under foreign wage and rent subsidy programs in response to the COVID-19 pandemic, a subsidiary received approximately $148,000 and $299,000 in funding during the three and six months ended June 30, 2021, respectively, that were treated as reductions of payroll and related expenses.

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

In connection with the closing, the Company also entered into an administrative support services agreement with the related party purchaser pursuant to which the Company will provide services to the related party purchaser for a support services fee, with certain guaranteed payments to the Company in the first year and conditionally in the second year following closing. Support services fees related to this arrangement totaled $1.7 million and $2.9 million for the three and six months ended June 30, 2021 and are included in the Company’s Condensed Consolidated Statements of Operations, net of the related expenses, within Service costs, Sales and marketing, Product development, and General and administrative.

As of June 30, 2021, the net amount of $404,000 is due from the purchaser and is included in the Company’s Condensed Consolidated Balance Sheet within Prepaid and other current assets as of June 30, 2021. The net amount due to the purchaser of $1.1 million is included in the Company’s Condensed Consolidated Balance Sheet within Accounts payable as of December 31, 2020.

The Company has determined that although we hold variable interests in the related party purchaser, we are not the primary beneficiary and are not required to consolidate the entity. We considered whether we have the ability to exercise significant influence over the operating and financial policies of the purchaser and do not believe these criteria were met. As a result, the Company has elected to measure the investment at cost because the equity securities do not have a readily determinable fair value. The investment balance of $341,000 is included in Other assets, net on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2020 and June 30, 2021.

The Condensed Consolidated Financial Statements for the three and six months ended June 30, 2020, respectively, reflect the operations of the divested assets as a discontinued operation. Discontinued operations include the following:

	Six Months Ended June 30, 2020	Three Months Ended June 30, 2020
Revenue	$25,908	$13,130
Expenses:
Service costs	19,906	10,236
Sales and marketing	1,431	610
Product development	1,265	579
General and administrative	477	193
Total operating expenses	23,079	11,618
Impairment of goodwill	(469)	-
Income from discontinued operations before provision for income taxes	2,360	1,512
Income tax expense	557	357
Total income from discontinued operations	$1,803	$1,155

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

Our primary product offerings are:

•

Marchex Call Analytics. Marchex Call Analytics is an analytics platform for enterprises that depend on inbound phone calls to drive sales, appointments and reservations. Marketers use this platform to understand which marketing channels, advertisements, search keywords, or other digital marketing advertising formats are driving calls to their business, allowing them to optimize their advertising expenditures across media channels. Marchex Call Analytics also includes technology that extracts data and insights about what is happening during a call and measures the outcome of the calls and return on investment. The platform also includes technology that can block robocalls, telemarketers and spam calls to help save businesses time and expense. Marchex Call Analytics data can integrate directly into third-party marketer workflows such as Salesforce, Eloqua, Adobe, Google, Kenshoo, Marin Software, Facebook and Instagram, in addition to other marketing dashboards and tools. Customers pay us a fee for each call/text or call/text related data element they receive from calls or texts, or for each phone number tracked based on pre-negotiated rates.

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

•

Marchex Sales Edge. Marchex Sales Edge incorporates artificial intelligence-based functionality within the product suite that can help enable businesses to understand customer conversations in phone calls and via text, in real-time and at scale, and can help enable businesses to learn how to optimize the sales process in order to take the right actions to win more business. These sales enablement solutions can arm businesses with the data-driven intelligence they need to deliver on-demand and personalized customer experiences. Marchex Sonar Intelligent Messaging also provides a sales enablement solution for SMS text message-based conversations. Marchex Sales Edge products include:

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

This Divestiture has been classified as discontinued operations for the three and six months ended June 30, 2020. See Note 14. Discontinued Operations and Related Party Investment of the Notes to Condensed Consolidated Financial Statements for further discussion.

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

During Q2 2021, we observed an improving U.S. economy which drove elevated conversational channels. We are cautious whether the improvement is sustainable or temporary as the pandemic evolves and is unpredictable. We continue to add customers across multiple product lines and verticals and focused on our strategic priorities and growth initiatives to support our long-term growth efforts.

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

Results of Operations

The following table presents revenue and results from continuing operations and as a percentage of revenue (in thousands):

	Six Months Ended June 30, 2020	% of revenue	Six Months Ended June 30, 2021	% of revenue	Three Months Ended June 30, 2020	% of revenue	Three Months Ended June 30, 2021	% of revenue
Revenue	$24,724	100%	$26,986	100%	$12,716	100%	$14,006	100%
Expenses:
Service costs	9,796	40%	10,882	40%	4,967	39%	5,460	39%
Sales and marketing	8,998	36%	6,339	23%	4,828	38%	2,702	19%
Product development	10,664	43%	10,111	38%	5,307	42%	4,789	34%
General and administrative	6,298	26%	5,085	19%	2,845	22%	2,465	18%
Amortization of intangible assets from acquisitions	2,969	12%	2,559	10%	1,206	10%	1,378	10%
Acquisition and disposition-related costs (benefit)	(996)	-4%	121	0%	(361)	-3%	76	0%
Total operating expenses	37,729	153%	35,097	130%	18,792	148%	16,870	120%
Impairment of goodwill	(14,688)	-59%	-	0%	-	0%	-	0%
Impairment of intangible assets from acquisitions	(4,959)	-20%	-	0%	-	0%	-	0%
Loss from operations	(32,652)	-132%	(8,111)	-30%	(6,076)	-48%	(2,864)	-20%
Interest income and other, net	142	1%	2,474	9%	32	0%	2,486	18%
Loss before provision for income taxes	(32,510)	-131%	(5,637)	-21%	(6,044)	-48%	(378)	-2%
Income tax expense (benefit)	(1,324)	-5%	31	0%	(381)	-3%	(45)	0%
Net loss applicable to continuing operations	$(31,186)	-126%	$(5,668)	-21%	$(5,663)	-45%	$(333)	-2%

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2021	2020	2021
Service costs	$22	$11	$6	$3
Sales and marketing	511	450	250	221
Product development	171	185	90	88
General and administrative	1,103	753	499	343
Total stock-based compensation	$1,807	$1,399	$845	$655

See Note 6. Stockholder’s Equity of the Notes to Condensed Consolidated Financial Statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Revenue

Revenue increased 9% from $24.7 million for the six months ended June 30, 2020 to $27.0 million for the six months ended June 30, 2021. Revenue increased 10% from $12.7 million for the three months ended June 30, 2020 to $14.0 million for the three months ended June 30, 2021. The three and six months ended June 30, 2020 was affected by the impact of the coronavirus pandemic on customer usage, rate discounts and credits provided as a result of customer distress. These same impacts did not recur to the same extent during the three and six months ended June 30, 2021 and are the primary reason for the increase in revenue.

In the immediate near term, we expect our revenues to be similar to modestly higher than levels of our most recent quarter as a result of potential volume increases as the business disruption caused by the continuing coronavirus pandemic unwinds and as we gain traction with new customers. Further volatility from pandemic disruption to our customers and our prospective customers that will continue to cause further delays in the sales process, delays in signing new customers, and a decrease in business and rates from existing customers. We expect this could result in further delay in launching pilots and tests and new customer programs that were previously planned, resulting in possible lower near term revenues from our customers as well as lower than anticipated future new revenues from our prospective customers. We also expect that financial difficulties and business interruptions caused by the coronavirus impact has and will continue to result in some cases in payment delays, and an impairment of our customers’ ability to make payments, which we expect could further reduce our revenues from recent quarterly results.

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

Expenses

Service Costs. Service costs increased $1.1 million, or 11%, from $9.8 million for the six months ended June 30, 2020 to $10.9 million for the six months ended June 30, 2021. As a percentage of revenues, service costs were 40% for both the six months ended June 30, 2020 and 2021. The increase in dollars was primarily due to an increase in communication and network costs resulting from our infrastructure initiatives, which include cloud migration initiatives, certain platform integrations and other initiatives.

Service costs increased 10% from $5.0 million for the three months ended June 30, 2020 to $5.5 million for the three months ended June 30, 2021. As a percentage of revenues, service costs were 39% for both the three months ended June 30, 2020 and 2021. The increase in dollars was primarily due to higher revenues and related activity including an increase in communication and network costs totaling $430,000 resulting from our infrastructure initiatives, which include cloud migration initiatives, certain platform integrations and other initiatives.

We expect in the near and intermediate term that service costs in absolute dollars will be similar to modestly higher in relation to the most recent periods. Upon completion of various infrastructure efficiency initiatives, there may also be a positive impact on service costs as a percentage of revenue and further benefit in the event we generate contribution from new launches of analytics products and sales engagement solutions.

Sales and Marketing. Sales and marketing expenses decreased 30% from $9.0 million for the six months ended June 30, 2020 to $6.3 million for the six months ended June 30, 2021. As a percentage of revenue, sales and marketing expenses were 36% and 23% for the six months ended June 30, 2020 and 2021, respectively. The net decrease in dollars and as a percentage of revenue was primarily attributable to an aggregate net decrease in personnel and outside service provider costs and stock-based compensation costs totaling $2.6 million and a decrease in travel related costs largely due to pandemic influenced restrictions totaling $186,000, offset by an increase in marketing costs of $222,000. The decrease in personnel costs was primarily the result of less incentive compensation in part stemming from pandemic influences on new business initiatives. The percentage of revenue decrease was partially attributable to the benefit obtained from a portion of the sales and marketing expenses being fixed in nature and the percentage benefiting as a result of higher revenues in 2021.

Sales and marketing expenses decreased 44% from $4.8 million for the three months ended June 30, 2020 to $2.7 million for the three months ended June 30, 2021. As a percentage of revenue, sales and marketing expenses were 38% and 19% for the three months ended June 30, 2020 and 2021, respectively. The net decrease in dollars and as a percentage of revenue was primarily attributable to an aggregate net decrease in personnel and outside service provider costs and stock-based compensation costs totaling $2.1 million, offset by an increase in marketing costs of $97,000. The decrease in personnel costs was primarily the result of less incentive compensation in part stemming from pandemic influences on new business initiatives. The percentage of revenue decrease was partially attributable to the benefit obtained from a portion of the sales and marketing expenses being fixed in nature and the percentage benefiting as a result of higher revenues in 2021. We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to increase in connection with any revenue increase. We also expect, to the extent that we increase our marketing activities, this could correspondingly also cause an increase as a percentage of revenue. We also believe that if pandemic related restrictions ease, travel related costs will increase as compared to the year ended December 31, 2020.

Product Development. Product development expenses decreased 5% from $10.7 million for the six months ended June 30, 2020 to $10.1 million for the six months ended June 30, 2021. As a percentage of revenue, product development expenses were 43% and 38% for the six months ended June 30, 2020 and 2021, respectively. The net decrease in dollars and as a percentage of revenue was primarily attributable to an increase in support services fee recovery related to the Divestiture in October 2020 of $589,000, offset by an increase in personnel and outside service provider costs and stock-based compensation costs totaling $160,000.

Product development expenses decreased 10% from $5.3 million for the three months ended June 30, 2020 to $4.8 million for the three months ended June 30, 2021. As a percentage of revenue, product development expenses were 42% and 34% for the three months ended June 30, 2020 and 2021, respectively. The net decrease in dollars and as a percentage of revenue was primarily attributable to an increase in support services fee recovery related to the October 2020 Divestiture of $589,000, offset by an increase in personnel and outside service provider costs and stock-based compensation costs totaling $123,000. In the immediate and longer term, to the extent our revenues increase, we expect that product development expenses will increase in absolute dollars as we stabilize the support services for the Divestiture and in the longer term increase the number of personnel and consultants to enhance our service offerings.

General and Administrative. General and administrative expenses decreased 19% from $6.3 million for the six months ended June 30, 2020 to $5.1 million for the six months ended June 30, 2021. As a percentage of revenue, general and administrative expenses were 26% and 19% for the six months ended June 30, 2020 and 2021, respectively. The decrease in dollars was primarily comprised of an increase in support services fee recovery related to the October 2020 Divestiture, a decrease in professional fees, and to a lesser extent, a decrease in personnel and outside service provider costs and stock-based compensation costs totaling $1 million. There was also a decrease in bad debt expenses of $140,000 that were largely a result of pandemic influences on customers in the six months ended June 30, 2020.

General and administrative expenses decreased 13% from $2.8 million for the three months ended June 30, 2020 to $2.5 million for the three months ended June 30, 2021. As a percentage of revenue, general and administrative expenses were 22% and 18% for the three months ended June 30, 2020 and 2021, respectively. The decrease in dollars was primarily comprised of an increase in support services fee recovery related to the October 2020 Divestiture and a decrease in professional fees totaling $575,000, offset by an increase in personnel and outside service provider costs and stock-based compensation costs totaling $203,000. We also expect our general and administrative expenses to increase to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price. In addition, we anticipate that our general and administrative expenses may be adversely impacted by the continuing COVID-19 pandemic at least for the near term.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $3.0 million and $2.6 million for the six months ended June 30, 2020 and 2021, respectively, and was $1.2 million and $1.4 million for the three months ended June 30, 2020 and 2021, respectively. The amortization of intangibles related to service costs, sales and marketing and general and administrative expenses. During the six months ended June 30, 2020, we recorded an impairment charge totaling $5.0 million relating to our intangible assets from acquisitions, resulting in a decrease in amortization for the six months ended June 30, 2021 as compared to the same period in 2020. For additional information, see the discussion in “Impairment of Goodwill and Impairment of Intangible Assets from Acquisitions” below.

Acquisition and Disposition-related Costs (Benefits). The change in the acquisition and disposition-related benefits from $996,000 for the six months ended June 30, 2020 to a cost of $121,000 for the six months ended June 30, 2021 and from $361,000 for the three months ended June 30, 2020 to a cost of $76,000 for the three months ended June 30, 2021 was primarily due to an adjustment in 2020 to the estimated fair value of our contingent consideration liabilities related to our acquisition of Telmetrics in November 2018 and our acquisition of Sonar in December 2019, offset by accretion of interest expense and professional and related fees primarily associated with acquisition and disposition related matters during the three and six months ended June 30, 2020.

Impairment of Goodwill and Impairment of Intangible Assets from Acquisitions. For the three months ended March 31, 2020, our stock price was impacted by volatility in the U.S. financial markets as a result of the rapid spread of the coronavirus globally which has resulted in increased travel restrictions and disruption and shutdown of businesses, and traded below the then book value for an extended period of time. Accordingly, we tested our goodwill for impairment and concluded that the carrying value exceeded the estimated fair value of our single reporting unit and recognized an estimated impairment loss during the first quarter of 2020 of $14.7 million. The estimated fair value of our single reporting unit was based on estimates of future operating results, discounted cash flows and other market-based factors, including our stock price. The goodwill impairment loss resulted primarily from a sustained decline in our common stock share price and market capitalization as well as lower projected revenue growth rates and profitability levels compared to historical results. The lower projected operating results reflect changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results. As of June 30, 2021, we have $17.6 million of goodwill remaining on our balance sheet.

In addition, we performed an interim impairment test of our long-lived intangible assets using an undiscounted cash flow analysis to determine if the cash flows expected to be generated by the asset groups over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset groups, which were determined to be at the acquisition level (Telmetrics, Callcap and Sonar). Based on this analysis, which included evaluating various cash flow scenarios, the undiscounted cash flows were not sufficient to recover the carrying value of the groups. As a result, we were required to determine the fair value of each asset group. To estimate the fair value, we utilized both the cost recovery and income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent strategic plan and for periods beyond the strategic plan, our estimates were based on assumed growth rates expected as of the measurement date. We believe our assumptions were consistent with the plans and estimates that a market participant would use to manage the business. Based on the results of this testing, we recorded a pretax non-cash impairment totaling $5.0 million in the first quarter of 2020 relating to customer relationships, technologies, non-compete agreements and tradenames. This charge is reflected in our Condensed Consolidated Statements of Operations for the six months ended June 30, 2020. The identified intangible assets acquired in the Telmetrics, Callcap and Sonar acquisitions, after this charge, are $6.6 million in aggregate as of June 30, 2021 and are being amortized on a straight-line basis over a range of useful lives of 12 to 60 months.

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

Interest income and other, net. The interest income and other, net from continuing operations for the six months ended June 30, 2020 and 2021 was $142,000 and $2.5 million, respectively, and for the three months ended June 30, 2020 and 2021 was $32,000 and $2.5 million, respectively. In Q2 2021, we received $2.5 million related to a contractual settlement of an upside payment with previously divested properties.

Income Tax (Benefit). The income tax expense (benefit) from continuing operations for the six months ended June 30, 2020 and 2021 was ($1.3 million) and $31,000, respectively, and for the three months ended June 30, 2020 and 2021 was ($381,000) and ($45,000), respectively. The income tax benefit for the three and six months ended June 30, 2020 consisted primarily of deferred tax benefits related to one of our foreign jurisdictions, and an impairment of our intangible long-lived assets and goodwill recorded during the first quarter of 2020, tax benefits from the release of a portion of our valuation allowance resulting from the acquisition of Sonar, and an allocation of profits to discontinued operations, offset in part by U.S. state income tax expense and foreign tax expense. The income tax expense (benefit) for the three and six months ended June 30, 2021 consisted primarily of deferred tax benefits related to one of our foreign jurisdictions offset by U.S. state income tax expense. The effective tax rate differed from the expected tax rate of 21% due to a full valuation allowance and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible amounts.

At June 30, 2021, based on all the available evidence, both positive and negative, we determined that it is not more likely than not that our deferred tax assets (excluding certain insignificant Canadian deferred tax assets) will be realized and accordingly, we have recorded a 100% valuation allowance of $47.2 million against our net deferred tax assets ($48.5 million of deferred tax assets that are partially offset by $1.2 million in reversing deferred tax liabilities). This compares to a 100% valuation allowance of $43.3 million at December 31, 2020 ($44.6 million of deferred tax assets that are partially offset by $1.3 million in reversing deferred tax liabilities). In assessing the realizability of deferred tax assets, based on all the available evidence, both positive and negative, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as the Company’s history of taxable income or losses in the relevant jurisdictions in making this assessment. We have incurred federal taxable losses in 2020 and 2021.

Discontinued Operations, net of tax. In October 2020, we sold certain assets related to the Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics to a related party controlled by a shareholder and officers of the Company. The operating results related to these dispositions are shown as discontinued operations, net of tax. Income from discontinued operations, net of tax, was $1.2 million and $1.8 million for the three and six months ended June 30, 2020, respectively. See Note 14. Discontinued Operations and Related Party Investment of the Notes to Condensed Consolidated Financial Statements for further discussion.

Net Loss. Net loss from continuing operations was $5.7 million and $31.2 million for the three and six months ended June 30, 2020 respectively, and was $333,000 and $5.7 million for the three and six months ended June 30, 2021 respectively. The decrease in loss for the six months ended June 30, 2021 was primarily attributable to a long-lived intangible assets and an estimated goodwill impairment charge in the six months ended June 30, 2020 with no corresponding amounts for the six months ended June 30, 2021.

Liquidity and Capital Resources

As of December 31, 2020, and June 30, 2021, we had cash and cash equivalents of $33.9 million and $27.8 million, respectively. As of June 30, 2021, we had current debt of $5.1 million and current and long-term contractual obligations of $6.1 million, of which $4.4 million is for rent under our facility operating leases.

Cash used in operating activities was $5.7 million for the six months ended June 30, 2021. The cash used in operating activities was primarily a result of a net loss of $5.7 million, adjusted for non-cash items of $4.8 million, which primarily included depreciation and amortization and stock-based compensation, and offset by changes in working capital of $4.8 million, which primarily included increases in accounts receivable and other current asset balances and a decrease in accrued expenses and other current liabilities. Our cash used in operating activities benefited from the cash inflow of $2.5 million related to settlement of a contractual matter and $299,000 related to foreign government paycheck assistance and rent subsidies. Cash used in operating activities was $121,000 during the six months ended June 30, 2020, of which approximately $3.4 million was used by continuing operations and $3.3 million was provided by discontinued operations. The cash used in continuing operating activities was primarily a result of a net loss of $31.2 million adjusted for non-cash items of $25.0 million, which primarily included the aggregate estimated impairment of goodwill and intangible assets from acquisitions of $19.6 million, in addition to depreciation and amortization, stock based compensation, the allowance for doubtful accounts, and offset by changes in working capital of $2.8 million, which primarily included increases in accrued payroll, accounts payable, and deferred revenue partially offset by increases in accounts receivable and other current asset balances.

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

Cash used in investing activities for the six months ended June 30, 2021 was $438,000 and was primarily attributable to cash paid for purchases of property and equipment.

Cash used in investing activities was $941,000 during the six months ended June 30, 2020, which was almost entirely attributable to amounts used by continuing operations and primarily attributable to purchases of property and equipment.

We expect property and equipment purchases in the near and intermediate term to be modestly higher compared to our most recent periods. We expect any increase to our operations to have a corresponding increase in expenditures for our systems and personnel. We plan to continue a strategic expense investment in 2021 to address various infrastructure initiatives, including consolidating infrastructure and data centers. In consideration of the strategic expense initiative, we expect our expenditures for product development initiatives will be relatively stable to modestly higher in the near and intermediate term and increase in the longer term in absolute dollars with any acceleration in development activities and as we increase the number of personnel and consultants to enhance our service offerings. In the intermediate to long term, we also expect to increase the number of personnel supporting our sales and marketing and related growth initiatives.

Cash provided by financing activities was $99,000 during the six months ended June 30, 2021. The cash provided was primarily attributable to proceeds from the employee stock purchase program.

Cash provided financing activities was $5.3 million during the six months ended June 30, 2020, of which approximately $5.1 million was used by continuing operations and $200,000 was provided by discontinued operations. The cash provided was primarily attributable to proceeds received as part of the CARES Act funding. During the second quarter of 2020, we secured promissory notes to bank lenders pursuant to government loan programs (“the Loans”). At December 31, 2020 and June 30, 2021, the remaining balance was $5.1 million. The difference relates to the business operations divested in October 2020. The Loans were made under, and are subject to the terms and conditions of, the CARES Act and are administered by the U.S. Small Business Administration (“SBA”). The current terms of the Loans are two years with maturity dates in the second quarter of 2022 and they contain a fixed annual interest rate of 1%. Payments of principal and interest on the Loans will be deferred for a period in excess of six months. Principal and interest are payable monthly commencing one month after the payment deferral period and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. There are scenarios where, under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of the Loans issued. Such forgiveness will be determined, subject to limitations and conditions, based on the use of Loan proceeds for certain permissible purposes as set forth in the CARES Act, including, but not limited to, payroll, mortgage and rent costs. In June 2021, the Company applied for forgiveness for the Loans issued. Due to the uncertainties concerning the anticipated timing of repayment or forgiveness that are not within our control as well as the evolving parameters and interpretations of requirements, these loans are presented as a current liability on our Condensed Consolidated Balance Sheets.

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

Revenue

We generate the majority of our revenues from core analytics and solutions services. Our call analytics technology platform provides data and insights that can measure the performance of calls and texts for our customers. We generate revenue from our call analytics technology platform when customers pay us a fee for each call/text or call/text related data element they receive from calls or texts including call-based ads we distribute through our sources of call distribution or for each phone number tracked based on a pre-

negotiated rate. As such, the majority of total revenue is derived from contracts that include consideration that is variable in nature. The variable elements of these contracts primarily include the number of transactions (for example, the number qualified phone calls).

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

We determined that it is not more likely than not that our deferred tax assets (excluding certain insignificant Canadian deferred tax assets) will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2020 and June 30, 2021. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2021, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 outbreak. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.

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

FINANCIAL RISKS

The continuing impacts of COVID-19 are highly unpredictable and could be significant, and may have an adverse effect on our business, operations, and our future financial performance.

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

We had an accumulated deficit of $304.4 million as of June 30, 2021. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

We received approximately 30% of our revenue from our five largest customers for the three and six months ended June 30, 2021, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 30% of our total revenues for the three and six months ended June 30, 2021. In particular, our customers in the automotive and related services sectors account for a significant portion of our revenue.

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

During the second quarter of 2020, we secured $5.3 million in promissory notes to bank lenders pursuant to government loan programs (collectively, the “Loans”). At June 30, 2021, the remaining balance was $5.1 million. The difference relates to the October 2020 sale of Call Marketplace, Local Leads, and other operations not core to the analytics business.

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

Upon the consummation of the divestiture transaction, we received cash proceeds. We plan to use the proceeds for working capital and other general corporate purposes in connection with our conversational analytics and sales engagement business. Our management has broad discretion in the application of the proceeds from the divestiture transaction and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our Class B common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business and cause the price of our Class B common stock to decline. Pending their use, we may invest the proceeds in a manner that does not produce income or that loses value.

STRATEGIC RISKS

The markets in which we operate are highly competitive and rapidly changing and we may be unable to compete successfully.

There are a number of companies that develop or may develop products that compete in our targeted markets. We compete with call analytics technology providers such as Twilio, Invoca, and Convirza as well as messaging platform providers such as EZ Texting. As we continue to advance our data analytics technologies, we anticipate facing increased competition from companies providing broader products and solutions, such as companies like Oracle and Google (which offers Google Ads call tracking).  The markets for our products and services are characterized by intense competition, evolving industry and regulatory standards, emerging business and distribution models, disruptive software and hardware technology developments, short product and service life cycles, price sensitivity on the part of customers, and frequent new product introductions.  Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers. Furthermore, there has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions.

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

Our future revenue and profits, if any, depend upon the continued widespread use of mobile technologies and the Internet as an effective commercial and business medium. Factors which could reduce the widespread use of mobile technologies (including mobile devices, in particular) and the Internet include possible disruptions or other damage to the mobile, Internet or telecommunications infrastructure and networks; failure of the individual networking infrastructures of our customers or cloud-based providers to alleviate potential overloading and delayed response times; increased governmental regulation and taxation; and actual or perceived lack of data security or privacy protection.

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

There are risks inherent in conducting business in international markets, including: the need to localize our products and services to foreign customers’ preferences and customs, including the possibility of storing data locally if customers require; difficulties in managing operations due to language barriers, distance, staffing and cultural differences; application of foreign laws and regulations to us, in particular data and privacy regulations in Europe, the United Kingdom, and other international jurisdictions, including the EU General Data Protection Regulation and its UK equivalent; compliance with anti-bribery laws, such as the Foreign Corrupt Practices Act and the UK Anti-Bribery Act; tariffs and other trade barriers; fluctuations in currency exchange rates; establishing local offices, sales channels, management systems and infrastructures; reduced protection for intellectual property rights in some countries; changes in foreign political and economic conditions; compliance with the laws of numerous taxing jurisdictions, both foreign and domestic; foreign exchange controls that might prevent us from repatriating cash earned outside the United States; the complexity and potentially adverse tax consequences of U.S. tax laws as they relate to our international operations; increased costs to establish and maintain effective controls at foreign locations; and overall higher costs of doing business internationally.

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

We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We also may not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our customers. In addition, if a person is able to circumvent our security measures, they could destroy or misappropriate valuable information, including sensitive customer information, or disrupt our operations. We have deployed firewall technology intended to thwart hacker attacks. Although we maintain property insurance and business interruption insurance, our insurance may not be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may not be able or may decline to do so for a variety of reasons. If we fail to address these issues in a timely manner, we may lose the confidence of our customers and reseller partners, our revenue may decline, and our business could suffer. In addition, as we expand our service offerings and enter into new business areas, we may be required to significantly modify and expand our software and technology platform. If we fail to accomplish these tasks in a timely manner, our business and reputation will likely suffer. Furthermore, some of these events could disrupt the economy and/or our customers’ business activities and in turn materially affect our operating results.

Cybersecurity risks could adversely affect our business and disrupt our operations.

The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, ransomware attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, unauthorized access to user data, and loss of customer confidence. In addition, we may be the target of email scams that attempt to acquire personal information or Company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. Any cyber-attack that attempts to obtain our or our users’ data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, adversely affect our brand, decrease demand for our products and services, and adversely affect our operating results and financial condition.

A failure of service by one or more third-party provider(s) of technology, telecommunication or other communication services, software or hardware that we rely on could adversely affect our business and reputation.

We rely upon third-party colocation providers to host a substantial set of our servers. If these providers are unable to handle current or higher volumes of use, experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. In the past, we have experienced short-term outages in the service maintained by one of our colocation providers.

We rely upon third-party cloud providers to host certain of our products and services and this reliance is anticipated to increase over time.  We may experience interruptions, delays and outages in service and availability from time to time as a result of problems with our third‑party cloud providers’ infrastructure. Lack of availability of this infrastructure could be due to a number of potential causes including technical failures, natural disasters, fraud or security breaches that we cannot predict or prevent. In addition, if our security, or that of any of these third‑party cloud providers, is compromised, or our products and services are rendered unavailable to our customers and cannot be restored within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected.

We also rely on select group of third-party providers for various components of our technology platform and support for our services, such as hardware and software providers, telecommunications carriers and Voice over Internet Protocol (VoIP) providers, software-as-a-service providers, and credit card processors. As a result, key operational resources of our business are concentrated with a limited number of third-party providers. A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business and reputation. In addition, our software-as-a service providers are themselves reliant on third-party cloud providers described in the preceding paragraph such that a disruption of the availability of the underlying infrastructure may also impair their ability to maintain the availability of their services that we rely on. Furthermore, if any of these providers described in this paragraph are unable to provide the levels of service and dedicated resources over time that we require in our business, we may not be able to replace certain of these providers in a manner that is efficient, cost-effective or satisfactory to our customers, and as a result our business could be materially and adversely affected. Short term or repeat problems with any of these service providers could provide an interruption of service or service quality impairment to significant customers, which could also impact materially our revenue in any period due to credits or potential loss of significant customers.

If our security measures, including those of our vendors or partners, are breached or are perceived as not being secure, we may lose customers and incur significant legal and financial exposure and suffer an adverse effect on our business.

We store and transmit data and information about our customers and their respective users. We also work with vendors and partners who may come into contact with certain data, such as carriers, colocation facilities, and data processing and storage providers. We deploy security measures to protect this data and information, as do the third parties we utilize to assist in data and information processing and storage. Our security measures and those of the third parties we partner with to assist in data and information storage, as well as to assist in the delivery of services to our customers, may suffer breaches. Security breaches of our data storage systems or our third-party colocation and technology providers we utilize to process and store data and information relating to our customers and their respective users could expose us to significant potential liability. Similarly, security breaches of our vendors and partners, or ineffective data security by our vendors or partners, may result in similar significant liability. In addition, security breaches, actual or perceived, could result in legal liability, government fines, and the loss of customers that could potentially have an adverse effect on our business.

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

The actual or perceived improper sending of text messages or voice calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws and regulatory enforcement, including fines. For example, the Telephone Consumer

Protection Act of 1991 restricts telemarketing and the sending of automatic SMS text messages without explicit customer consent.  The scope and interpretation of the federal and state laws and regulations that are or may be applicable to the delivery of text messages or voice calls are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability.  We rely on contractual representations made to us by our customers that they will comply with our acceptable use restrictions and applicable law and regulations in using our services. We cannot predict whether our role in facilitating our customers’ or other users’ activities would expose us to liability under applicable law.

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

•

Federal and state telemarketing laws including the Telephone Consumer Protection Act (“TCPA”) which limits the use of autodialing systems, artificial or prerecorded voice messages, SMS text messages and fax machines, the Telemarketing Sales Rule, the Telemarketing Consumer Fraud and Abuse Prevention Act, the Telephone Robocall Abuse Criminal Enforcement and Deterrence Act and the rules and regulations promulgated thereunder. In recent years, the TCPA has become a fertile source for both individual and class action lawsuits and regulatory actions.  Specifically, the TCPA restricts telemarketing and the transmission of automatic SMS text messages without proper consent. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing.  If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face liability.

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

We may also be subject to costs and liabilities with respect to privacy issues. Several companies have incurred penalties for failing to abide by the representations made in their public-facing privacy policies. In addition, several states have passed laws that require businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. For example, California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In November, 2020, California voters have approved legislation that will substantially expand the scope of the CCPA and will take effect on January 1, 2023.  Additional states such as Virginia and Colorado have enacted privacy-related legislation slated to take effect in 2023 that will provide for consumer access rights and private rights of action similar to the CCPA and its successor. Further, it is anticipated that additional federal and state privacy-related legislation may be enacted. Such legislation could negatively affect our business.

Foreign countries may enact laws that could negatively impact our business and/or may prosecute us for violating existing laws. Such laws might include EU member country conforming legislation under applicable EU Privacy, eCommerce, Data Protection Directives (and similar legislation in other countries where we may have operations), the EU General Data Protection Regulation (“GDPR”), which is directly applicable to all member states and which has substantial compliance obligations and significant potential administrative fines for non-compliance, as well as the GDPR equivalent law retained by the United Kingdom and any successor legislation thereto. Any costs incurred in addressing foreign laws could negatively affect the viability of our business. Our exposure to this risk will increase to the extent we expand our operations internationally.

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

We are heavily dependent upon the continued services of members of our senior management team and other key personnel. Each member of our senior management team and other key personnel are at-will employees and may voluntarily terminate their employment with us at any time with minimal notice. Following any termination of employment, each of these members would only be subject to a twelve-month non-competition and non-solicitation obligation with respect to our customers and employees under our standard confidentiality agreement. The loss of the services of any member of our senior management, including other key personnel, for any reason, or any conflict among our senior management or other key personnel, could harm our current and future operations and prospects. We have experienced turnover in certain senior executives in recent years. Additional turnover at the senior management level may create instability within the Company and our employees may decide to terminate their employment, which could further impede the maintenance of our day to day operations. Such instability could impede our ability to implement fully our business plan and growth strategy, which would harm our business and prospects.

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

As of June 30, 2021, Russell C. Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2014, we established a 2014 share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the six months ended June 30, 2021, we did not have any share repurchases and 1,319,128 of Class B common shares may yet be purchased under the 2014 Share Repurchase Program.

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

MARCHEX, INC.

Date: August 12, 2021	By:	/s/ MICHAEL A. ARENDS
	Name:	Michael A. Arends
	Title:	Co-CEO (Principal Executive Officer for SEC reporting purposes)