Form 10-Q
period 2021-09-30
MARCHEX INC
filed 2021-11-10
CIK 1224133

erf

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 4,660,927 shares of Class A common stock, $.01 par value per share, and 36,891,483 shares of Class B common stock, $.01 par value per share, outstanding, respectively.

Marchex, Inc.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31,	September 30,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$33,851	$27,781
Accounts receivable, net	6,331	8,553
Prepaid expenses and other current assets	2,160	2,998
Total current assets	42,342	39,332
Property and equipment, net	2,747	2,625
Right-of-use lease asset	3,744	2,608
Other assets, net	1,345	987
Goodwill	17,558	17,558
Intangible assets from acquisitions, net	9,196	5,488
Total assets	$76,932	$68,598
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,424	$2,658
Accrued benefits and payroll	5,975	4,468
Other accrued expenses and current liabilities	4,210	3,721
Deferred revenue and deposits	1,393	1,330
Lease liability, current	1,827	1,760
Loan obligations, current	5,123	—
Total current liabilities	20,952	13,937
Deferred tax liabilities	156	143
Lease liability non-current	3,136	1,926
Total liabilities	24,244	16,006
Commitments and contingencies - See Note 10
Stockholders’ equity:
Common stock, $0.01 par value, Authorized 137,500 shares
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at December 31, 2020 and September 30, 2021	49	49
Class B: 125,000 shares authorized; 36,462 shares issued and outstanding at December 31, 2020, including 1,007 shares of restricted stock; and 36,804 shares issued and outstanding at September 30, 2021, including 1,042 shares of restricted stock	365	368
Additional paid-in capital	350,960	353,216
Accumulated deficit	(298,686)	(301,041)
Total stockholders’ equity	52,688	52,592
Total liabilities and stockholders’ equity	$76,932	$68,598

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2021	2020	2021
Revenue	$38,527	$40,686	$13,803	$13,700
Expenses:
Service costs(1)(3)	15,429	16,389	5,634	5,507
Sales and marketing(1)(3)	12,963	10,245	3,965	3,906
Product development(1)(3)	15,832	13,289	5,167	3,178
General and administrative(1)(3)	9,781	6,960	3,483	1,875
Amortization of intangible assets from acquisitions(2)	4,175	3,708	1,206	1,149
Acquisition and disposition-related costs (benefit)	(972)	103	24	(18)
Total operating expenses	57,208	50,694	19,479	15,597
Impairment of goodwill	(14,688)	—	—	—
Impairment of intangible assets from acquisitions	(4,959)	—	—	—
Loss from operations	(38,328)	(10,008)	(5,676)	(1,897)
Gain on loan extinguishment	—	5,185	—	5,185
Interest income and other, net	139	2,453	(3)	(21)
Income (loss) before provision for income taxes	(38,189)	(2,370)	(5,679)	3,267
Income tax expense (benefit)	(1,860)	(15)	(535)	(43)
Income (loss) from continuing operations	(36,329)	(2,355)	(5,144)	3,310
Income from discontinued operations, net of tax	3,281	—	1,479	—
Net income (loss) applicable to common stockholders	$(33,048)	$(2,355)	$(3,665)	$3,310
Basic and diluted net income (loss) per Class A and Class B share applicable to common stockholders:
Continuing operations	$(0.77)	$(0.05)	$(0.11)	$0.07
Discontinued operations, net of tax	0.07	—	0.03	—
Basic and diluted net income (loss) per Class A and Class B share applicable to common stockholders	$(0.70)	$(0.05)	$(0.08)	$0.07
Shares used to calculate basic net income (loss) per share applicable to common stockholders:
Class A	4,661	4,661	4,661	4,661
Class B	42,333	39,213	42,470	39,246
Shares used to calculate diluted net income (loss) per share applicable to common stockholders:
Class A	4,661	4,661	4,661	4,661
Class B	46,994	43,874	47,131	44,385
(1) Excludes amortization of intangibles from acquisitions
(2) Components of amortization of intangibles from acquisitions
Service costs	$2,012	$1,885	$628	$610
Sales and marketing	1,616	1,711	437	539
General and administrative	547	112	141	—
Total	$4,175	$3,708	$1,206	$1,149
(3) Components of related party support services fee recovery
Service costs		$2,151		$825
Sales and marketing		447		281
Product development		1,501		550
General and administrative		1,065		584
Total		$5,164		$2,240

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2019	4,661	$49	39,610	$396	—	$—	$359,633	$(260,240)	99,838
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	158	2	—	—	6	—	8
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	1,057	—	1,057
Net loss	—	—	—	—	—	—	—	(24,875)	(24,875)
Balances at March 31, 2020	4,661	$49	39,768	$398	—	$—	$360,696	$(285,115)	$76,028
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	124	1	—	—	19	—	20
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	907	—	907
Net loss	—	—	—	—	—	—	—	(4,508)	(4,508)
Balances at June 30, 2020	4,661	$49	39,892	$399	—	$—	$361,622	$(289,623)	$72,447
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	18	—	—	—	24	—	24
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	879	—	879
Net loss	—	—	—	—	—	—	—	(3,665)	(3,665)
Balances at September 30, 2020	4,661	$49	39,910	$399	—	$—	$362,525	$(293,288)	$69,685

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2020	4,661	$49	36,462	$365	-	$—	$350,960	$(298,686)	$52,688
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	223	2	—	—	30	—	32
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	744	—	744
Net loss	—	—	—	—	—	—	—	(5,332)	(5,332)
Balances at March 31, 2021	4,661	$49	36,685	$367	—	—	$351,734	$(304,018)	$48,132
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	56	—	—	—	67	—	67
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	655	—	655
Net loss	—	—	—	—	—	—	—	(333)	(333)
Balances at June 30, 2021	4,661	$49	36,741	$367	—	$—	$352,456	$(304,351)	48,521
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	63	1	—	—	153	—	154
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	607	—	607
Net income (loss)	—	—	—	—	—	—	—	3,310	3,310
Balances at September 30, 2021	4,661	$49	36,804	$368	—	$—	$353,216	$(301,041)	52,592

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended
	2020	2021
Cash flows from operating activities:
Net loss applicable to common shareholders	$(33,048)	$(2,355)
Less:
Net income from discontinued operations, net of tax	$3,281	$-
Loss from continuing operations	$(36,329)	$(2,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	5,593	4,816
Impairment of goodwill	14,688	—
Impairment of intangible assets from acquisitions	4,959	—
Allowance for doubtful accounts and advertiser credits	1,470	196
Acquisition-related benefit	(1,521)	—
Stock-based compensation	2,843	2,007
Gain on loan extinguishment	-	(5,185)
Gain on equity investment	-	(59)
Deferred income taxes	(888)	(12)
Change in certain assets and liabilities:
Accounts receivable, net	(1,040)	(2,418)
Prepaid expenses, other current assets and other assets	(1,080)	(1,972)
Accounts payable	407	1,305
Accrued expenses and other current liabilities	4,367	(2,077)
Deferred revenue and deposits	467	(64)
Net cash provided by (used in) continuing operating activities	(6,064)	(5,818)
Net cash provided by discontinued operating activities	4,029	—
Net cash (used in) operating activities	(2,035)	(5,818)
Investing Activities:
Purchases of property and equipment	(1,280)	(904)
Purchases of intangible assets and other assets	84	—
Proceeds from sale of equity investment	-	400
Net cash used in continuing investing activities	(1,196)	(504)
Net cash used in discontinued investing activities	(14)	—
Net cash used in investing activities	(1,210)	(504)
Financing Activities:
Proceeds from Cares Act Loans	5,119	-
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	52	252
Net cash provided by continuing financing activities	5,171	252
Net cash provided by discontinuing financing activities	165	—
Net cash provided by financing activities	5,336	252
Net decrease in cash and cash equivalents	2,091	(6,070)
Cash and cash equivalents at beginning of period	41,731	33,851
Less: Cash and cash equivalents of discontinued operations at the end of period	440	—
Cash and cash equivalents of continuing operations at end of period	$44,262	$27,781
Supplemental disclosures of cash inflows within operating activities:
Foreign government paycheck assistance and rent subsidies	$369	$433
Settlement of a contract matter	$-	$2,500
Supplemental disclosure of cash flow and non-cash information:
Cash paid for operating leases	$1,121	$1,572
CARES Act loan extinguishment (financing activities)	$-	$5,119

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

Divestiture

In October 2020, the Company sold its interests in certain assets related to its Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics and sales engagement solutions. The purchaser is a related party controlled by a shareholder and officers of the Company. The assets met the definition of a business and represented a discontinued operation since the disposal enabled the Company to focus more wholly on its core conversational analytics and sales engagement solution activities, and it had a significant effect on the Company’s operations and financial results. The Company will have no further involvement in the key strategic decision making or operations of the business. As a result, the operating results related to these assets are shown as discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021. See Note 14. Discontinued Operations and Related Party Investment of the Notes to the Condensed Consolidated Financial Statements for further discussion. Unless otherwise indicated, information presented in the Notes to the Financial Statements relates only to the Company’s continuing operations.

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

During the second quarter of 2021, we observed an improving U.S. economy which drove elevated conversational channels. However, we observed those conversational channels declined modestly in the third quarter of 2021 as the coronavirus pandemic continues to evolve. The pandemic proves to be unpredictable, and we are cautious on the recovery of the U.S. economy as we look towards the end of 2021 and the start of a new fiscal year. We do continue to add customers across multiple product lines and verticals and focus on our strategic priorities and growth initiatives to support our long-term growth efforts.

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

Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other period. The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. The balance sheet at December 31, 2020 has been derived from the audited Consolidated Financial Statements at that date. This report should be read in conjunction with the Consolidated Financial Statements in our 2020 Form 10-K where we include additional information about our policies and the methods and assumptions used in our estimates.

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

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. Collection on the related receivables may vary from reported information based upon third-party refinement of the estimated and reported amounts owed that occurs subsequent to period ends. The Company establishes an allowance for advertiser credits, which is included in Other accrued expenses and current liabilities in the balance sheet, using its best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services based on analysis of historical credits. The balance associated with the allowance for advertiser credits in the Company’s Condensed Consolidated Balance Sheet was $227,000 and $219,000 as of December 31, 2020 and September 30, 2021, respectively. Customer payments received in advance of revenue recognition are also contract liabilities and are recorded as deferred revenue. The deferred revenue balance in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2020 and September 30, 2021 was $1.4 million and $1.3 million, respectively. During the three months ended September 30, 2021 and 2020, revenue recognized that was included in the contract liabilities balances at the beginning of the period was $176,000 and $166,000, respectively. During the nine months ended September 30, 2021 and 2020, revenue recognized that was included in the contract liabilities balances at the beginning of the period was $1.3 million and $974,000, respectively.

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

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in other assets, net in the balance sheet. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of December 31, 2020 and September 30, 2021, the Company had $167,000 and $122,000 of net deferred contract costs, respectively, and the accumulated amortization associated with these costs was $989,000 and $1.1 million for the periods ended December 31, 2020 and September 30, 2021, respectively.

(3) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the nine months ended September 30, 2020 and 2021, the Company operated in a single segment comprised of its core analytics and solutions services. In October 2020, the Company sold certain assets related to its Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics. As a result, the operating results related to these assets are shown as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. See Note 14. Discontinued Operations and Related Party Investment for further discussion.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of December 31, 2020 and September 30, 2021, no significant long-lived assets were held by entities outside of the United States.

Revenues from customers by geographical areas are tracked on the basis of the location of the customer. The majority of the Company’s revenue and accounts receivable are derived from domestic sales to customers.

Revenues by geographic region are as follows (in percentages):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2021	2020	2021
United States	98%	99%	98%	99%
Canada	2%	1%	2%	1%
	100%	100%	100%	100%

(4) Concentrations

The Company maintains substantially all of its cash and cash equivalents with two high credit quality financial institutions and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

There were no customers that represented more than 10% of consolidated revenue for the three months ended September 30, 2021 and the nine months ended September 30, 2021.

The Company has one customer that represents more than 10% of consolidated accounts receivable. The outstanding receivable balance for this customer is as follows (in percentages):

	At December 31, 2020	At September 30, 2021
Customer A	18%	19%

(5) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2020 and September 30, 2021: cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

The following table provides information about the fair value of our cash and cash equivalents balance as of December 31, 2020 and September 30, 2021 (in thousands):

	At December 31,	At September 30,
	2020	2021
Level 1 Assets:
Cash	$13,492	$11,421
Money market funds	20,359	16,360
Total cash and cash equivalents	$33,851	$27,781

(6) Stockholder’s Equity

Common Stock

In November 2014, the Company’s board of directors authorized a share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the nine months ended September 30, 2021 and 2020, the Company did not repurchase any Class B common stock.

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

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2021	2020	2021
Service costs	$29	$15	$7	$3
Sales and marketing	758	663	247	213
Product development	261	230	90	45
General and administrative	1,576	1,099	473	347
Total stock-based compensation	$2,624	$2,007	$817	$608

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the three and nine months ended September 30, 2020 and 2021 the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and expirations. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2021	2020	2021
Expected life (in years)	4.0 - 6.25	4.0 - 6.25	4.0	4.0 - 6.25
Risk-free interest rate	0.17%-1.22%	0.64%-1.16%	0.22%	0.76%-1.15%
Expected volatility	46%-53%	50%-58%	53%	50-58%

Stock option activity during the nine months ended September 30, 2021 is summarized as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term (in years)
Balance at December 31, 2020	3,460	$3.82	6.50
Options granted	527	2.46
Options forfeited	(159)	3.35
Options expired	(227)	4.97
Options exercised	(69)	2.64
Balance at September 30, 2021	3,532	$3.59	6.02

Restricted stock awards and restricted stock unit activity during the nine months ended September 30, 2021 is summarized as follows:

	Shares/ Units (in thousands)	Weighted average grant date fair value
Unvested balance at December 31, 2020	1,632	$3.18
Granted	194	2.10
Vested	(214)	3.05
Forfeited	(224)	2.88
Unvested balance at September 30, 2021	1,388	$3.10

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

The following tables present the computation of basic net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2020		2021
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss from continuing operations, net of tax	$(3,571)	$(32,758)	$(250)	$(2,105)
Discontinued operations, net of tax	323	2,958	—	—
Net loss applicable to common stockholders	$(3,248)	$(29,800)	$(250)	$(2,105)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	42,333	4,661	39,213
Basic net loss per share:
Continuing operations, net of tax	$(0.77)	$(0.77)	$(0.05)	$(0.05)
Discontinued operations, net of tax	0.07	0.07	—	—
Basic net loss per share applicable to common stockholders	$(0.70)	$(0.70)	$(0.05)	$(0.05)

	Three Months Ended September 30,
	2020		2021
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss) from continuing operations, net of tax	$(509)	$(4,634)	$343	$2,967
Discontinued operations, net of tax	146	1,333	—	—
Net income (loss) applicable to common stockholders	$(363)	$(3,301)	$343	$2,967
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	4,661	42,470	4,661	39,246
Basic net income (loss) per share:
Continuing operations, net of tax	$(0.11)	$(0.11)	$0.07	$0.07
Discontinued operations, net of tax	0.03	0.03	—	—
Basic net income (loss) per share applicable to common stockholders	$(0.08)	$(0.08)	$0.07	$0.07

The following tables present the computation of diluted net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2020		2021
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss from continuing operations, net of tax	$(3,571)	$(32,758)	$(250)	$(2,105)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(3,571)	—	(250)
Diluted net loss from continuing operations, net of tax	$(3,571)	$(36,329)	$(250)	$(2,355)
Net income from discontinued operations, net of tax	$323	$2,958	$-	$-
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	323	—	—
Diluted net income from discontinued operations, net of tax	$323	$3,281	$-	$-
Net loss applicable to common stockholders	$(3,248)	$(33,048)	$(250)	$(2,355)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	42,333	4,661	39,213
Conversion of Class A to Class B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding used to calculate diluted net loss per share	4,661	46,994	4,661	43,874
Diluted loss per share:
Continuing operations, net of tax	$(0.77)	$(0.77)	$(0.05)	$(0.05)
Discontinued operations, net of tax	0.07	0.07	—	—
Diluted net loss per share applicable to common stockholders	$(0.70)	$(0.70)	$(0.05)	$(0.05)

	Three Months Ended September 30,
	2020		2021
	Class A	Class B	Class A	Class B
Diluted net income (loss) per share
Numerator:
Net income (loss) from continuing operations, net of tax	$(509)	$(4,634)	$345	$2,965
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares	—	(509)	—	345
Diluted net income (loss) from continuing operations, net of tax	$(509)	$(5,143)	$345	$3,310
Net income from discontinued operations, net of tax	$146	$1,333	$-	$-
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	146	—	—
Diluted net income from discontinued operations, net of tax	$146	$1,479	$-	$-
Net income (loss) loss applicable to common stockholders	$(363)	$(3,664)	$345	$3,310
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	4,661	42,470	4,661	39,246
Weighted average stock options and common shares subject to repurchase or cancellation	—	—	—	478
Conversion of Class A to Class B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	4,661	47,131	4,661	44,385
Diluted income (loss) per share:
Continuing operations, net of tax	$(0.11)	$(0.11)	$0.07	$0.07
Discontinued operations, net of tax	0.03	0.03	—	—
Diluted net income (loss) per share applicable to common stockholders	$(0.08)	$(0.08)	$0.07	$0.07

For the nine months ended September 30, 2021 and 2020 and the three months ended September 30, 2020, the computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•	As of September 30, 2020 and 2021, outstanding options to acquire 4,599 and 3,531 shares, respectively of Class B common stock.
•	As of September 30, 2020 and 2021, 879 and 1,042 shares of unvested Class B restricted common shares, respectively.
•	As of September 30, 2020 and 2021, 640 and 346 restricted stock units, respectively.

(8) Supplemental Financial Statement Information

Property and Equipment

Property and equipment consisted of the following (in thousands):

	At December 31, 2020	At September 30, 2021
Computer and other related equipment	$13,278	$13,286
Purchased and internally developed software	2,058	2,846
Furniture and fixtures	1,271	1,271
Leasehold improvements	1,737	1,732
	$18,344	$19,135
Less: Accumulated depreciation and amortization	(15,597)	(16,510)
Property and equipment, net	$2,747	$2,625

We capitalize certain software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probably that the software will be used as intended. Capitalized software costs include (i) external direct costs of materials and services utilized in developing computer software, (ii) compensation and related benefits for employees who are directly associated with the software projects. Capitalized software costs are amortized on a straight-line basis when place into service over the estimated useful lives of the software.

Depreciation and amortization expense related to property and equipment was approximately $363,000 and $278,000 for the three months ended September 30, 2020 and 2021, respectively. Depreciation and amortization expense related to property and equipment was approximately $1.2 million and $965,000 for the nine months ended September 30, 2020 and 2021,  respectively.

Interest income and other

Interest income and other consists of the following (in thousands):

	For the Nine Months Ended		For the Three Months Ended
	2020	2021	2020	2021
Interest Income	$103	$8	$1	$7
Interest Expense & Foreign Currency	(19)	(45)	(11)	(14)
Other	55	2,490	7	(14)
Total	$139	$2,453	$(3)	$(21)

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

The Company’s lease agreement with respect to office space in Mississauga, Canada commenced in November 2016, with a lease term of 60 months, expiring on November 30, 2021. During the third quarter of 2021, the Company entered into a lease extension to extend the lease on a month-to-month basis upon expiration of the current lease. We have elected to apply the short-term lease exemption.

The Company commenced a new lease for an office space in Wichita, Kansas in June 2020 which continues for a period of 66 months with an option to extend the term for two additional periods of three years each. The Company has the option to terminate the lease pursuant to certain terms as specified in the lease without any termination fees if notice is provided.

Lease cost recognized in the Company’s Condensed Consolidated Statements of Operations and other information is summarized as follows (in thousands):

	Nine Months Ended	Three Months Ended
	September 30, 2021
Operating lease cost	$1,381	$470
Other information:
Weighted-average remaining lease term - operating leases		2.1 years
Weighted-average discount rate - operating leases (1)		4.8%

(1)

The discount rate used to compute the present value of total lease liabilities as of September 30, 2021 was based on the Company's estimated incremental borrowing rate of similar secured borrowings available to the Company as of the commencement date of lease.

As of September 30, 2021, the Company’s operating lease liabilities were as follows (in thousands):

Total
Gross future operating lease payments	$3,890
Less: imputed interest	(204)
Present value of total operating lease liabilities	3,686
Less: current portion of operating lease liabilities	(1,760)
Total long-term operating lease liabilities	$1,926

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

	Facilities and other operating leases (1)	Other contractual obligations	Total
2021	475	341	816
2022	1,871	743	2,614
2023	1,161	237	1,398
2024	209	—	209
2025 and after	174	—	174
Total minimum payments	$3,890	$1,321	$5,211
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

Taxes

The Company determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2020 (excluding certain insignificant Canadian deferred tax assets) and September 30, 2021. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

Identifiable intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(4,693)	$(3,430)	$4,895
Technologies	9,369	(4,731)	(1,062)	3,576
Non-compete agreements	3,409	(2,413)	(346)	650
Tradenames	734	(538)	(121)	75
Total identifiable intangible assets from acquisition	$26,530	$(12,375)	$(4,959)	$9,196

	As of September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(6,303)	$(3,430)	$3,285
Technologies	9,369	(6,547)	(1,062)	1,760
Non-compete agreements	3,409	(2,626)	(346)	$437
Tradenames	734	(607)	(121)	6
Total identifiable intangible assets from acquisition	$26,530	$(16,083)	$(4,959)	$5,488

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Customer relationships, acquired technologies, tradenames, and non-compete agreements have a weighted average useful life from date of purchase of 5 years, 3 years, 2 years, 1-2 years, respectively. Aggregate amortization expense incurred by the Company for the nine months ended September 30, 2020 and 2021 was approximately $4.2 million and $3.7 million, respectively. Aggregate amortization expense incurred by the Company for the three months ended September 30, 2020 and 2021 was approximately $1.2 million and $1.1 million, respectively. Based upon the current amount of acquired identifiable intangible assets subject to amortization, the estimated remaining amortization expense for the next five years is as follows: $904,000 in 2021, $2.3 million in 2022, $2.2 million in 2023, and $704,000 in 2024.

(12) Goodwill

The balance of goodwill as of December 31, 2020 and September 30, 2021 is $17.6 million. There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2021.

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

(13) CARES Act Loans and Foreign Wage Subsidy

During the second quarter of 2020, the Company secured $5.3 million in promissory notes to bank lenders pursuant to government loan programs (collectively, the “Loans”). At December 31, 2020, the remaining balance was $5.1 million. The difference relates to the business operations divested in October 2020. The Loans were made under, and are subject to the terms and conditions of, the CARES Act and are administered by the U.S. Small Business Administration (“SBA”). The terms of the Loans are two years with maturity dates in the second quarter of 2022 and they contain a fixed annual interest rate of 1%. In the third quarter of 2021, we were legally released from our obligation as our application was approved by the SBA. We recognized a gain on extinguishment of $5.2 million in the Condensed Consolidated Statement of Operations.

In addition, under foreign wage and rent subsidy programs in response to the COVID-19 pandemic, a subsidiary received approximately $135,000 and $434,000 in funding during the three and nine months ended September 30, 2021, respectively, that were treated as reductions of payroll and related expenses.

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

In connection with the closing, the Company also entered into an administrative support services agreement with the related party purchaser pursuant to which the Company will provide services to the related party purchaser for a support services fee, with certain guaranteed payments to the Company in the first year and conditionally in the second year following closing. Support services fees related to this arrangement totaled $2.2 million and $5.1 million for the three and nine months ended September 30, 2021 and are included in the Company’s Condensed Consolidated Statements of Operations, net of the related expenses, within Service costs, Sales and marketing, Product development, and General and administrative.

As of September 30, 2021, the net amount of $604,000 is due from the purchaser and is included in the Company’s Condensed Consolidated Balance Sheet within Prepaid and other current assets as of September 30, 2021. The net amount due to the purchaser of $1.1 million is included in the Company’s Condensed Consolidated Balance Sheet within Accounts payable as of December 31, 2020.

The Company had determined that although we hold variable interests in the related party purchaser, we are not the primary beneficiary and are not required to consolidate the entity. We considered whether we have the ability to exercise significant influence over the operating and financial policies of the purchaser and do not believe these criteria were met. As a result, the Company has elected to measure the investment at cost because the equity securities do not have a readily determinable fair value. The investment balance of $341,000 is included in Other assets, net on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2020. During the third quarter of 2021, the company sold its 10% equity interest for proceeds of $400,000 and a modification to the support service agreement minimum commitments.

The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2020, respectively, reflect the operations of the divested assets as a discontinued operation. Discontinued operations include the following:

	Nine Months Ended September 30, 2020	Three Months Ended September 30, 2020
Revenue	$38,597	$12,689
Expenses:
Service costs	29,563	9,657
Sales and marketing	1,729	297
Product development	1,851	587
General and administrative	689	212
Total operating expenses	33,832	10,753
Impairment of goodwill	(469)	-
Income from discontinued operations before provision for income taxes	4,296	1,936
Income tax expense	1,015	457
Total income from discontinued operations	$3,281	$1,479

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

This Divestiture has been classified as discontinued operations for the three and nine months ended September 30, 2020. See Note 14. Discontinued Operations and Related Party Investment of the Notes to Condensed Consolidated Financial Statements for further discussion.

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

During Q2 2021, we observed an improving U.S. economy which drove elevated conversational channels. However, we observed those conversational channels declined modestly in Q3 2021 as the pandemic continues to evolve. The pandemic proves to be unpredictable, and we are cautious on the recovery of the U.S. economy as we look towards the end of 2021 and the start of the new fiscal year. We continue to add customers across multiple product lines and verticals and focus on our strategic priorities and growth initiatives to support our long-term growth efforts.

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

Results of Operations

The following table presents revenue and results from continuing operations and as a percentage of revenue (in thousands):

	Nine Months Ended September 30, 2020	% of revenue	Nine Months Ended September 30, 2021	% of revenue	Three Months Ended September 30, 2020	% of revenue	Three Months Ended September 30, 2021	% of revenue
Revenue	$38,527	100%	$40,686	100%	$13,803	100%	$13,700	100%
Expenses:
Service costs	15,429	40%	16,389	40%	5,634	41%	5,507	40%
Sales and marketing	12,963	34%	10,245	25%	3,965	29%	3,906	29%
Product development	15,832	41%	13,289	33%	5,167	37%	3,178	23%
General and administrative	9,781	25%	6,960	18%	3,483	25%	1,875	14%
Amortization of intangible assets from acquisitions	4,175	11%	3,708	9%	1,206	9%	1,149	8%
Acquisition and disposition-related costs (benefit)	(972)	-3%	103	0%	24	0%	(18)	0%
Total operating expenses	57,208	148%	50,694	125%	19,479	141%	15,597	114%
Impairment of goodwill	(14,688)	-38%	-	0%	-	0%	-	0%
Impairment of intangible assets from acquisitions	(4,959)	-13%	-	0%	-	0%	-	0%
Loss from operations	(38,328)	-99%	(10,008)	-25%	(5,676)	-41%	(1,897)	-14%
Gain on loan extinguishment	-	-	5,185	13%	-	-	5,185	38%
Interest income and other, net	139	0%	2,453	6%	(3)	0%	(21)	0%
Net income (loss) before provision for income taxes	(38,189)	-99%	(2,370)	-6%	(5,679)	-41%	3,267	24%
Income tax expense (benefit)	(1,860)	-5%	(15)	0%	(535)	-4%	(43)	0%
Net income (loss) applicable to continuing operations	$(36,329)	-94%	$(2,355)	-6%	$(5,144)	-37%	$3,310	24%

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2021	2020	2021
Service costs	$29	$15	$7	$3
Sales and marketing	758	663	247	213
Product development	261	230	90	45
General and administrative	1,576	1,099	473	347
Total stock-based compensation	$2,624	$2,007	$817	$608

See Note 6. Stockholder’s Equity of the Notes to Condensed Consolidated Financial Statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Revenue

Revenue increased 6% from $38.5 million for the nine months ended September 30, 2020 to $40.7 million for the nine months ended September 30, 2021. The nine months ended September 30, 2020 was affected by the impact of the coronavirus pandemic on customer usage, rate discounts and credits provided as a result of customer distress. These same impacts did not recur to the same extent during the nine months ended September 30, 2021.

Revenue decreased 1% from $13.8 million for the three months ended September 30, 2020 to $13.7 million for the three months ended September 30, 2021. The three months ended September 30, 2020 benefited from the recognition of $776,000 of revenue which was reserved at the end of the second quarter of 2020 as we had not achieved revenue recognition. We did experience higher call volumes in the third quarter of September 30, 2021 as compared to September 30, 2020 across our product offerings.

In the immediate near term, we expect our revenues to be slightly lower compared to the most recent quarters due to reduced seasonal call volume particularly in the latter part of the fourth quarter where we have historically experienced lower call volumes. In addition, we will continue to monitor the potential volume changes as the business disruption caused by the continuing coronavirus pandemic evolves. While we believe the U.S economy will continue to expand, we do expect our results to be volatile in the near-term as the pandemic continues to be unpredictable.

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

Expenses

Service Costs. Service costs increased $960,000, or 6%, from $15.4 million for the nine months ended September 30, 2020 to $16.4 million for the nine months ended September 30, 2021. As a percentage of revenues, service costs were 40% and 40% for the nine months ended September 30, 2020 and September 30, 2021, respectively. The increase in dollars was primarily due to an increase in communication and network costs. These increases were offset in the 2021 period by $132,000 of support service fees recovery related to the October 2020 Divestiture.

Service costs decreased $127,000, or 2%, from $5.6 million for the three months ended September 30, 2020 to $5.5 million for the three months ended September 30, 2021. As a percentage of revenues, service costs were 41% and 40% for the three months ended September 30, 2020 and September 30, 2021. The decrease in dollars was primarily due to lower network costs because of our infrastructure initiatives, which include cloud migration initiatives, certain platform integrations and other initiatives. Additionally, the decrease in dollars benefited from $244,000 of support service fees recovery recognized in 2021.

We expect in the near and intermediate term that service costs in absolute dollars will be similar to modestly lower in relation to the most recent periods. Upon completion of various infrastructure efficiency initiatives, there may also be a positive impact on service costs as a percentage of revenue and further benefit in the event we generate contribution from new launches of analytics products and sales engagement solutions.

Sales and Marketing. Sales and marketing expenses decreased 21% from $13.0 million for the nine months ended September 30, 2020 to $10.2 million for the nine months ended September 30, 2021. As a percentage of revenue, sales and marketing expenses were 34% and 25% for the nine months ended September 30, 2020 and 2021, respectively. The net decrease in dollars and as a percentage of revenue was primarily attributable to an aggregate net decrease in personnel and outside service provider costs and stock-based compensation costs totaling $2.7 million and a decrease in travel related costs largely due to pandemic influenced restrictions totaling $174,000. Additionally, the 2021 period included support service fees recovery of $208,000. These decreases were partially offset by an increase in marketing costs of $279,000. The percentage of revenue decrease was partially attributable to the benefit obtained from a portion of the sales and marketing expenses being fixed in nature and the percentage benefiting as a result of higher revenues in 2021.

Sales and marketing expenses decreased 1% from $4.0 million for the three months ended September 30, 2020 to $3.9 million for the three months ended September 30, 2021. As a percentage of revenue, sales and marketing expenses were 29% for the three months ended September 30, 2020 and 2021. The net decrease in dollars and as a percentage of revenue was primarily attributable to support service fees recovery of $143,000 and lower marketing costs of $56,000. This was offset by an aggregate net increase in personnel and outside service provider costs and stock-based compensation costs totaling $114,000. We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to increase in connection with any revenue increase. We also expect, to the extent that we increase our marketing activities, this could correspondingly also cause an increase as a percentage of revenue. We also believe that if pandemic related restrictions ease, travel related costs will increase as compared to the year ended December 31, 2020 and more recent periods.

Product Development. Product development expenses decreased 16% from $15.8 million for the nine months ended September 30, 2020 to $13.3 million for the nine months ended September 30, 2021. As a percentage of revenue, product development expenses were 41% and 33% for the nine months ended September 30, 2020 and 2021, respectively. The net decrease in dollars and as a percentage of revenue was primarily attributable to a net decrease in personnel and outside service provider and stock-based compensation totaling $1.4 million and support services fee recovery of $1.0 million.

Product development expenses decreased 38% from $5.2 million for the three months ended September 30, 2020 to $3.2 million for the three months ended September 30, 2021. As a percentage of revenue, product development expenses were 37% and 23% for the three months ended September 30, 2020 and 2021, respectively. The net decrease in dollars and as a percentage of revenue was primarily attributable to a net decrease in personnel and outside service provider and stock-based compensation totaling $1.5 million and support services fee recovery of $445,000.

General and Administrative. General and administrative expenses decreased 29% from $9.8 million for the nine months ended September 30, 2020 to $7.0 million for the nine months ended September 30, 2021. As a percentage of revenue, general and administrative expenses were 25% and 17% for the nine months ended September 30, 2020 and 2021, respectively. The decrease in dollars was primarily comprised of support services fee recovery of $1.2 million, a decrease in personnel and outside service provider costs and stock-based compensation costs totaling $1.0 million, and $555,000 decrease in professional fees.

General and administrative expenses decreased 46% from $3.5 million for the three months ended September 30, 2020 to $1.9 million for the three months ended September 30, 2021. As a percentage of revenue, general and administrative expenses were 25% and 14% for the three months ended September 30, 2020 and 2021, respectively. The decrease in dollars was primarily comprised of a decrease in personnel and outside service provider costs and stock-based compensation costs totaling $876,000, support services fee recovery of $564,000, and a decrease in professional fees totaling $255,000. We also expect our general and administrative expenses to increase to the extent that we expand our operations and incur additional costs in connection with being a public company, including expenses related to professional fees and insurance, and as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price. In addition, we anticipate that our general and administrative expenses may be adversely impacted by the continuing COVID-19 pandemic at least for the near term.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $4.2 million and $3.7 million for the nine months ended September 30, 2020 and 2021, respectively, and was $1.2 million and $1.1 million for the three months ended September 30, 2020 and 2021, respectively. The amortization of intangibles related to service costs, sales and marketing and general and administrative expenses. During the nine months ended September 30, 2020, we recorded an impairment charge totaling $5.0 million relating to our intangible assets from acquisitions, resulting in a decrease in amortization for the nine months ended September 30, 2021 as compared to the same period in 2020. For additional information, see the discussion in “Impairment of Goodwill and Impairment of Intangible Assets from Acquisitions” below.

Acquisition and Disposition-related Costs (Benefits). The change in the acquisition and disposition-related benefits from $972,000 for the nine months ended September 30, 2020 to a cost of $103,000 for the nine months ended September 30, 2021. The change in the acquisition and disposition-related cost from $24,000 for the three months ended September 30, 2020 to a benefit of $18,000 for the three months ended September 30, 2021 was primarily due to an adjustment in 2020 to the estimated fair value of our contingent consideration liabilities related to our acquisition of Telmetrics in November 2018 and our acquisition of Sonar in December 2019, offset by accretion of interest expense and professional and related fees primarily associated with acquisition and disposition related matters during the three and nine months ended September 30, 2020.

Impairment of Goodwill and Impairment of Intangible Assets from Acquisitions. For the three months ended March 31, 2020, our stock price was impacted by volatility in the U.S. financial markets as a result of the rapid spread of the coronavirus globally which has resulted in increased travel restrictions and disruption and shutdown of businesses, and traded below the then book value for an extended period of time. Accordingly, we tested our goodwill for impairment and concluded that the carrying value exceeded the estimated fair value of our single reporting unit and recognized an estimated impairment loss during the first quarter of 2020 of $14.7 million. The estimated fair value of our single reporting unit was based on estimates of future operating results, discounted cash flows and other market-based factors, including our stock price. The goodwill impairment loss resulted primarily from a sustained decline in our common stock share price and market capitalization as well as lower projected revenue growth rates and profitability levels compared to historical results. The lower projected operating results reflect changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results. As of September 30, 2021, we have $17.6 million of goodwill remaining on our balance sheet.

In addition, we performed an interim impairment test of our long-lived intangible assets using an undiscounted cash flow analysis to determine if the cash flows expected to be generated by the asset groups over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset groups, which were determined to be at the acquisition level (Telmetrics, Callcap and Sonar). Based on this analysis, which included evaluating various cash flow scenarios, the undiscounted cash flows were not sufficient to recover the carrying value of the groups. As a result, we were required to determine the fair value of each asset group. To estimate the fair value, we utilized both the cost recovery and income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent strategic plan and for periods beyond the strategic plan, our estimates were based on assumed growth rates expected as of the measurement date. We believe our assumptions were consistent with the plans and estimates that a market participant would use to manage the business. Based on the results of this testing, we recorded a pretax non-cash impairment totaling $5.0 million in the first quarter of 2020 relating to customer relationships, technologies, non-compete agreements and tradenames. This charge is reflected in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020. The identified intangible assets acquired in the Telmetrics, Callcap and

Sonar acquisitions, after this charge, are $6.6 million in aggregate as of September 30, 2021 and are being amortized on a straight-line basis over a range of useful lives of 12 to 60 months.

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

Interest income and other, net. The interest income and other, net from continuing operations for the nine months ended September 30, 2020 and 2021 was $139,000 and $2.5 million, respectively, and for the three months ended September 30, 2020 and 2021 was ($3,000) and ($21,000), respectively. In Q2 2021, we received $2.5 million related to a contractual settlement of an upside payment with previously divested properties.

Income Tax (Benefit). The income tax expense (benefit) from continuing operations for the nine months ended September 30, 2020 and 2021 was ($1.9 million) and ($15,000), respectively, and for the three months ended September 30, 2020 and 2021 was ($535,000) and ($43,000), respectively. The income tax benefit for the three and nine months ended September 30, 2020 consisted primarily of deferred tax benefits related to one of our foreign jurisdictions, and an impairment of our intangible long-lived assets and goodwill recorded during the first quarter of 2020, tax benefits from the release of a portion of our valuation allowance resulting from the acquisition of Sonar, and an allocation of profits to discontinued operations, offset in part by U.S. state income tax expense and foreign tax expense. The income tax expense (benefit) for the three and nine months ended September 30, 2021 consisted primarily of deferred tax benefits related to one of our foreign jurisdictions offset by U.S. state income tax expense. The effective tax rate differed from the expected tax rate of 21% due to a full valuation allowance, a true-up to the Archenia 2020 transaction loss, non-taxable CARES Act loan extinguishment income, and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible amounts.

At September 30, 2021, based on all the available evidence, both positive and negative, we determined that it is not more likely than not that our deferred tax assets (excluding certain insignificant Canadian deferred tax assets) will be realized and accordingly, we have recorded a 100% valuation allowance of $32.0 million against our net deferred tax assets ($33.2 million of deferred tax assets that are partially offset by $1.3 million in reversing deferred tax liabilities). This compares to a 100% valuation allowance of $43.3 million at December 31, 2020 ($44.6 million of deferred tax assets that are partially offset by $1.3 million in reversing deferred tax liabilities). In assessing the realizability of deferred tax assets, based on all the available evidence, both positive and negative, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as the Company’s history of taxable income or losses in the relevant jurisdictions in making this assessment. We have incurred federal taxable losses in 2020 and 2021.

Discontinued Operations, net of tax. In October 2020, we sold certain assets related to the Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics to a related party controlled by a shareholder and officers of the Company. The operating results related to these dispositions are shown as discontinued operations, net of tax. Income from discontinued operations, net of tax, was $1.5 million and $3.3 million for the three and nine months ended September 30, 2020, respectively. See Note 14. Discontinued Operations and Related Party Investment of the Notes to Condensed Consolidated Financial Statements for further discussion.

Net Income (Loss). Net loss from continuing operations was $2.4 million for the nine months ended September 30, 2021 and a net loss of $36.3 million for the nine months ended September 30, 2020. Net income from continuing operations was $3.3 million for the three months ended September 30, 2021 and a net loss of $5.1 million for the three months ended September 30, 2020. The decrease in loss for the nine months ended September 30, 2021 was primarily attributable to a long-lived intangible assets and an estimated goodwill impairment charge in the nine months ended September 30, 2020 with no corresponding amounts for the nine months ended September 30, 2021. The increase in the net income for the three months ended September 30, 2021 was primarily attributable to recognizing a $5.2 million gain on loan extinguishment and lower product development and general and administrative operating expenses.

Liquidity and Capital Resources

As of December 31, 2020, and September 30, 2021, we had cash and cash equivalents of $33.9 million and $27.8 million, respectively. As of September 30, 2021, we had long-term contractual obligations of $5.2 million, of which $3.8 million is for rent under our facility operating leases.

Cash used in operating activities was $5.8 million for the nine months ended September 30, 2021. The cash used in operating activities was primarily a result of a net loss of $2.4 million, adjusted for non-cash items of $1.8 million, which primarily included depreciation and amortization, stock-based compensation and a gain on loan extinguishment, and offset by changes in working capital of $5.2 million, which primarily included increases in accounts receivable and other current asset balances and a decrease in accrued expenses and other current liabilities. Our cash used in operating activities benefited from the cash inflow of $2.5 million related to settlement of a contractual matter and $433,000 related to foreign government paycheck assistance and rent subsidies. Cash used in operating activities was $2.0 million during the nine months ended September 30, 2020, of which approximately $6.1 million was used by continuing operations and $4.0 million was provided by discontinued operations. The cash used in continuing operating activities was primarily a result of a net loss of $36.3 million adjusted for non-cash items of $27.1 million, which primarily included the aggregate estimated impairment of goodwill and intangible assets from acquisitions of $19.6 million, in addition to depreciation and amortization, stock based compensation, the allowance for doubtful accounts, and offset by changes in working capital of $3.1 million, which primarily included increases in accrued payroll, accounts payable, and deferred revenue partially offset by increases in accounts receivable and other current asset balances.

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

Cash used in investing activities for the nine months ended September 30, 2021 was $504,000 and was primarily attributable to cash paid for purchases of property and equipment offset by proceeds for the sale of our equity interest in Archenia.

Cash used in investing activities was $1.2 million during the nine months ended September 30, 2020, which was almost entirely attributable to amounts used by continuing operations and primarily attributable to purchases of property and equipment.

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

Cash provided by financing activities was $252,000 during the nine months ended September 30, 2021. The cash provided was primarily attributable to proceeds from stock options and the employee stock purchase program.

Cash provided by financing activities was $5.3 million during the nine months ended September 30, 2020, of which approximately $5.1 million was used by continuing operations and $200,000 was provided by discontinued operations. The cash provided was primarily attributable to proceeds received as part of the CARES Act funding. During the second quarter of 2020, we secured promissory notes to bank lenders pursuant to government loan programs (“the Loans”). In the third quarter of 2021, we were legally released from our obligation as our application was approved by the SBA. Therefore, we recognized a non-cash financing activity of approximately $5.1 million for the forgiveness of our principal.

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

We determined that it is not more likely than not that our deferred tax assets (excluding certain insignificant Canadian deferred tax assets) will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2020 and September 30, 2021. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2021, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 outbreak. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.

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

The impact of the continuing COVID-19 pandemic on our business, operations and future financial performance could include, but are not limited to: significant decline in revenues due to customers adversely impacted by the COVID-19 pandemic, including many of our larger customers (such as automotive manufacturing, automotive services, dental and health provider networks, home services, real estate, small business resellers, agencies and hospitality companies, which have seen their operations largely adversely impacted; significant decline in revenues as customer spending slows due to an economic downturn; significant decrease in our operating cash flows as a result of decreased customer spending and deterioration in the credit quality of our customers, which could adversely affect our accounts receivables; sales prospects delaying decision making and reducing propensity to purchase; continued or increased significant burn rate; challenges in servicing customers and extending and entering into new agreements; anticipated reduction in customer budgets and slower sales cycles; customer requests for price concessions and extended payment terms; customer cancellations and inability to pay; customer reconsideration and delay in launching previously slated test programs with us; our working capital needs and declining cash position; recent and potentially future losses and asset impairments;  suspension of hiring initiatives; absence of debt or equity financing alternatives; and the rapid and broad-based shift to a remote working environment creates inherent productivity, connectivity, and oversight challenges. In addition, the changed environment under which we are operating could have an impact on our internal controls over financial reporting as well as our ability to meet a number of our compliance requirements in a timely or quality manner.

We have largely incurred net losses since our inception, and we may incur net losses in the foreseeable future.

We had an accumulated deficit of $301.0 million as of September 30, 2021. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

We received approximately 30% of our revenue from our five largest customers for the three and nine months ended September 30, 2021, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 30% of our total revenues for the three and nine months ended September 30, 2021. In particular, our customers in the automotive and related services sectors account for a significant portion of our revenue.

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

Acquisitions are accompanied by a number of risks that could harm our business, operating results and financial condition: we could experience a substantial strain on our resources, including time and money, and we may not be successful; our management’s attention could be diverted from our ongoing business concerns; we may seek to enter new markets where we have no or limited experience or where competitors may have stronger market positions; integrating new companies may take longer than expected; while integrating new companies, we may lose key executives or other employees of these companies; we may issue shares of our Class B common stock as consideration for acquisitions which may result in ownership dilution to our stockholders; acquisitions of certain companies may result in us pursuing a diversified operating or holding company structure to allow us to focus on running diverse businesses independently, but in such event we may not realize the anticipated strategic benefits; we could fail to successfully integrate our financial and management controls, technology, reporting systems and procedures, or adequately expand, train and manage our workforce; we could experience customer dissatisfaction or performance problems with an acquired company or technology; we could become subject to unknown or underestimated liabilities of an acquired entity or incur unexpected expenses or losses from such acquisitions, including litigation; we could incur possible impairment charges related to goodwill or other intangible assets resulting from acquisitions or other unanticipated events or circumstances, any of which could harm our business; and we may be exposed to investigations and/or audits by federal, state or other taxing authorities.

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

OPERATIONAL RISKS

We depend on being able to secure enough phone numbers and associated telecommunication services to support our customers and other users of our services and any obstacles that we face which prevent us from meeting this demand could adversely affect our business.

We utilize phone numbers as part of a number of information and analytic services to our customers, such as our call and text analytics and communications. We secure a majority of our phone numbers through telecommunication carriers that we have contracted with and a smaller number through the 800 Service Management System, and such telecommunication carriers provide the underlying telephone service. Our telecommunications carriers and telephone number acquisition process are subject to the rules and guidelines established by the Federal Communications Commission. Furthermore, we may be directly subject to certain telecommunications-related regulations. The Federal Communications Commission and our telecommunication carriers may change the rules and guidelines for securing phone numbers or change the requirements for retaining the phone numbers we have already secured. As a result, we may not be able to secure or retain sufficient phone numbers needed for our services. We may also be limited in the number of available telecommunications carriers or vendors to provide such phone numbers and associated services to us in the event of any industry consolidations. In addition, mobile carriers in the United States and Canada have added, or are currently contemplating adding significant one-time and recurring registration requirements, including “10DLC” brand registration, and/or use limitations (e.g. messaging volume caps) for each phone number, and have imposed or are considering imposing significant additional fees as well as penalties for failure to register or certain use violations for registered numbers. Moreover, mobile carriers and our telecommunication service providers use various automated screening technologies on messaging content crossing their networks, which operate based on disparate and sometimes unpredictable sets of standards and restrictions. The application of such screening technologies to content transmitted by our customers through their use of our services may negatively impact our ability to provide services to certain customers deemed potentially problematic by carriers, subject us to financial penalties, and/or result in telecommunication service providers refusing to provide service to us. Any of the foregoing factors could result in a material adverse effect on our business, financial condition and results of operations.

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

We store and transmit data and information about our customers and their respective users. We also work with vendors and partners who may come into contact with certain data, such as carriers, colocation facilities, and data processing and storage providers. We deploy security measures to protect this data and information, as do the third parties we utilize to assist in data and information processing and storage. Our security measures and those of the third parties we partner with to assist in data and information storage, as well as to assist in the delivery of services to our customers, may suffer breaches. Security breaches of our data storage systems or our third-party colocation and technology providers we utilize to process and store data and information relating to our customers and their respective users could expose us to significant potential liability. Similarly, security breaches of our vendors and partners, or ineffective data security by our vendors or partners, may result in similar significant liability. In addition, security breaches, actual or perceived, could result in legal liability, government fines, and the loss of customers that could potentially have an adverse effect on our business. Although we maintain cyber-liability insurance, our coverage may not be adequate to compensate us for all costs and liabilities that we may incur as a result of a security breach, and our insurers may not be able or may decline to do so for a variety of reasons.

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

•

The Telephone Robocall Abuse Criminal Enforcement and Deterrence Act and the rules and regulations promulgated thereunder. The FCC has adopted an initial set of rules requiring originating and terminating voice service providers to implement the STIR/SHAKEN caller ID authentication framework to combat spoofed robocalls and is expected to adopt additional measures for that purpose. A number of our information services depend on integrations with voice service providers subject to these regulations. Some of these providers have taken the position that we must register in FCC’s Robocall Mitigation Database in order to continue doing business with them even though we are not a voice service provider. If we do not comply with our providers’ evolving requirements pertaining to these regulations or if future regulatory measures relative to the STIR/SHAKEN caller ID authentication framework result in unforeseen interoperability issues for our information services that we are unable to address in a timely and efficient manner, our business, financial condition, and results of operations could be negatively impacted and/or we could face liability.

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

We may also be subject to costs and liabilities with respect to privacy issues. Several companies have incurred penalties for failing to abide by the representations made in their public-facing privacy policies. In addition, several states have passed laws that require businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. For example, California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In November 2020, California voters have approved legislation that will substantially expand the scope of the CCPA and will take effect on January 1, 2023.  Additional states such as Virginia and Colorado have enacted privacy-related legislation slated to take effect in 2023 that will provide for consumer access rights and private rights of action similar to the CCPA and its successor. Further, it is anticipated that additional federal and state privacy-related legislation may be enacted. Such legislation could negatively affect our business.

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

As of September 30, 2021, Russell C. Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2014, we established a 2014 share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the nine months ended September 30, 2021, we did not have any share repurchases and 1,319,128 of Class B common shares may yet be purchased under the 2014 Share Repurchase Program.

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

MARCHEX, INC.

Date: November 10, 2021	By:	/s/ MICHAEL A. ARENDS
	Name:	Michael A. Arends
	Title:	Co-CEO (Principal Executive Officer for SEC reporting purposes)