Form 10-K
period 2021-12-31
MARCHEX INC
filed 2022-03-29
CIK 1224133

, -PSince this

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class B common stock on The NASDAQ Stock Market on June 30, 2021 was $103,936,159.

The number of shares of Registrant’s Class A common stock outstanding as of March 29, 2022 was 4,660,927. The number of shares of Registrant’s Class B common stock outstanding as of March 29, 2022 was 37,608,147.

Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Marchex’s conversation intelligence platform, that incorporates AI functionality to help with sales engagement and marketing solutions, helps businesses turn strategic insights into the actions that can drive their most valued sales outcomes. Our multichannel voice and text capabilities help enable sales and marketing teams to deliver the buying experiences that improves their customer experiences. Marchex provides its’ conversation intelligence solutions for market-leading companies in numerous industries, including several of the world’s most innovative and successful brands.

We have a set of tools for enterprises that depend on phone calls, texts and other communication channels to help convert prospects into customers, to deliver compelling customer experiences during the sales process and maximize returns. Our mission is to empower performance improvements for our customers to grow by giving them real-time insights into the conversations they are having with their customers across phone, text and other communication channels. Marchex leverages proprietary data and conversational insights to deliver artificial intelligence-powered functionality that drives solutions and helps enable brands to personalize customer interactions in order to accelerate sales and grow their business.

Our primary conversation intelligence product offerings are:

•

Marchex Call Analytics. Marchex Call Analytics is an analytics platform for enterprises that depend on inbound phone calls to drive sales, appointments and reservations. Businesses use this platform to understand which marketing channels, advertisements, search keywords, or other digital marketing advertising formats are driving calls to their business, allowing them to optimize their advertising expenditures across media channels. Marchex Call Analytics also includes technology that extracts data and insights about what is happening during a call and measures the outcome of the calls and return on investment. The platform also includes technology that can block robocalls, telemarketers and spam calls to help save businesses time and expense. Marchex Call Analytics data can integrate directly into third-party marketer workflows such as Salesforce, Eloqua, Adobe, Google, Kenshoo, Marin Software, Facebook and Instagram, in addition to other marketing dashboards and tools. Customers pay us a fee for each call/text or call/text related data element they receive from calls or texts, or for each phone number tracked based on pre-negotiated rates.

•

Marchex Call Analytics, Conversation Edition. Marchex Call Analytics, Conversation Edition is a product that can enable actionable insights for enterprise, mid-sized and small businesses. It leverages our proprietary and patented speech recognition technology. Marchex Call Analytics, Conversation Edition incorporates machine and deep learning algorithms and AI-powered conversation analysis functionality that can give customers strategic, real-time visibility into company representative performance in customer interactions. The product includes customizable dashboards and visual analytics to make it easier for marketers, salespeople, and call center teams to realize actionable insights across a growing amount of call data. According to a January 2021 Markets and Markets report, the global conversational AI market is expected to grow at a compounded annual growth rate of 22% from $6.8 billion in 2021 to $18.4 billion by 2026.

•

Marchex Sales Engagement. The Marchex Sales Engagement suite of products incorporate artificial intelligence-based functionality into each product, enabling businesses to understand customer conversations in phone calls and via text, in real-time and at scale, and helping them learn how to optimize the sales process in order to take the right actions to win more business. These sales engagement solutions can arm businesses with the data-driven intelligence they need to deliver on-

demand and personalized customer experiences. Marchex Sonar Intelligent Messaging also provides a sales engagement solution for SMS text message-based conversations. Marchex Sales Enablement products include:

o

Marchex Engage. Marchex Engage combines Marchex artificial intelligence and machine learning with conversational call monitoring and scoring services and can alert businesses when potential buyers hang up without making an appointment or purchase, or when certain calls do not meet the business’ sales or customer service standards. Marchex Engage, through Action Lists, can identify in real-time when potential high-value customer prospects engaged in conversations with sales representatives are mishandled in any number of ways and can give businesses the opportunity to re-engage immediately to capture these potentially lost opportunities, as well as avoid undesired customer experiences. In addition, it can give businesses a more complete picture of the in-bound opportunities they are missing, while also measuring the effectiveness and impact of capturing those opportunities through outbound engagement.

o

Marchex Spotlight. Marchex Spotlight is a product for corporate and regional managers that can provide conversation performance insights and trends measured against corporate benchmarks across a brand or network of distributed business locations. The conversational data analyses can provide critical sales insights and proactive observations that can help enterprises boost outcomes across national and regional sales organizations.

o

Marchex Engage for Automotive. This 2021-award-winning-sales engagement product for automotive dealers unlocks the content of conversations with car buyers who have shown high purchase consideration and enables sellers to prioritize their best leads, deliver a better buying experience for consumers and take the right actions to sell more vehicles. Integration with leading dealer CRM systems enables sellers to make outbound calls via click-to-call from within the CRM and frees up their time by automatically updating the CRM with enriched leads as they complete each inbound or outbound conversation. Marchex Engage for Automotive was the 2021 receipient of the Product of the Year award by the BIG Awards for Business and the Sales and Marketing Technology Awards.

o

Marchex Platform Services.  Marchex Platform Services is an API-based, easy to integrate solution that allows businesses to add Marchex conversation intelligence to their existing workflows, enabling them to decode what happens in their conversations with customers. It uses the company’s conversation classification technology to deliver mission-critical conversation data for sales, customer engagement and marketing teams so they can take decisive action in the course of the customer journey when it matters most.  Marchex Platform Services enables businesses to obtain Marchex’s artificial intelligence-based functionality in Marchex’s conversation intelligence platform directly from their existing communications platforms.

•

Marchex Marketing Edge. Marchex Marketing Edge is a conversational analytics solution for marketers in enterprise, mid-sized and small businesses that depend on inbound phone calls to drive sales, appointments and reservations. It helps enable marketers to make data-driven decisions that improve marketing performance. Marketers can use this solution to understand which marketing channels, advertisements, search keywords, or other digital marketing advertising formats are driving calls to their business, enabling them to optimize their advertising expenditures across media channels. During 2021, Marchex Marketing Edge received the MarTech Best Marketing Attribution Solution award. In addition to call and text tracking, Marchex Marketing Edge also includes conversation intelligence technology that can automatically transcribe, redact and score calls. Marchex Marketing Edge also seamlessly integrates with Marchex Engage so sales teams can be empowered to receive real-time text and/or email notifications when a caller showing high purchase intent ends a conversation without making an appointment or a purchase so they can reengage to save the sale. Marchex Marketing Edge includes technology that can block robocalls, telemarketers and spam calls to help save businesses time and expense. Marchex Marketing Edge data can integrate directly into third-party systems such as Google Ads, Google Analytics, Search Ads 360, Google Campaign Manager, Microsoft Advertising, Adobe, Kenshoo, Acquisio, Salesforce and HubSpot in addition to other marketing and chat offerings.

•

Text Analytics and Communications. Marchex Sonar Intelligent Messaging is a solution for intelligent mobile messaging that enables sales, marketing, and operations teams in businesses to engage in two-way communications with field staff, prospects and customers via text/SMS messages. This can enable communication that is personal to occur at scale, leading to significant increases in critical actions, customer engagement and conversions. According to a study done by Messagedesk, 76% of consumers already receive text messages from businesses and 39% of businesses are using text messaging to communicate with consumers.

•

Call Monitoring.  Marchex provides businesses the ability to have an unbiased view into every inbound or outbound call, from providing a call recording, to offering services to create customized call performance scorecards, both of which can help businesses learn more about their customers and enhance service quality and customer satisfaction. Through these services, businesses can customize the insights they want in order to improve business practices and grow faster.

We operate primarily in domestic markets.

Industry Overview

Mobile phone growth has changed the way customers and businesses interact. The majority of the world’s population now utilizes mobile phones and mobile phone usage is expected to continue to grow as the primary consumer communication device for the foreseeable future. According a 2021 study published by Pew Research, 85% of the population in the United States has a smart phone. According to a 2019 eMarketer study, consumers are spending more time on their mobile devices than in front of televisions for the first time, a trend that is forecasted to grow. According to MarketingCharts, the top two uses of mobile phones among consumers are texting/messaging and calling. We believe it is critical for many businesses to develop strategies to understand their consumer engagement across multiple communication channels as consumer seamlessly shift between different forms of communication during the buying process.

For many businesses, calls and texts are critical to drive sales. For businesses of all sizes, in-bound phones calls can be a key source of new customer leads and increased revenue. We believe consumers that call or text businesses directly typically have higher purchase intent and can be more likely to make a purchase or become a customer. According to an independent research study by Forrester Consulting, the study found that phone customers convert faster, spend more, and have a higher retention rate than customers who contact brands through other channels. Based on a survey of marketing decision makers, the study found that that 60% of marketers said that those who initiate an inbound call in the course of the customer journey convert an average of 30% faster, spend an average of 28% more, and 54% of marketers said they have a 28% higher retention rate. In addition, according to MessageDesk, 77% of consumers prefer to talk to someone over other means of communication such as a chatbot. Calls and texts can be particularly relevant in high-value categories, such as automotive, digital agencies, home services, insurance, telecommunications and travel and hospitality, where transaction values are large, complex or require additional information prior to completion. Calls and texts are also important for local businesses that set appointments or sell products and services over the phone.

Calls and texts are increasingly important to business and consumer interactions and to mobile advertising. We believe that the demand for businesses to connect with consumers over the phone, combined with the inherent functionality and technical capabilities of mobile devices, will result in calls and texts becoming a primary measurement unit/format for mobile advertising. As customers continue to shift their budgets to accommodate for the growth of mobile channels, we believe the market for conversation analytics and advertising solutions will grow even more. According to a study from App Annie, global mobile advertising grew 23% in 2021 to $295 billion and is expected to reach $350 billion in 2022. Calls and texts are two of the primary consumer communication methods with businesses on mobile devices and building solutions to help businesses understand their consumer interactions through these communication channels can help businesses engage and grow.

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

Competitive Strengths and Competition

We believe that the principal factors that drive success in the market are our competitive strengths, including:

Focus on calls and texts. Over the past several years, with the increasing importance that mobile devices play in consumer interactions with businesses and in advertising, we have shifted the focus of our company to address the large opportunity to help businesses accelerate sales through improving their interactions with consumers over the phone and, more recently, through text communications. As consumer usage and mobile performance advertising has grown over the last decade, it is driving growth in offline actions like calls and texts. As one of the first companies to help businesses utilize data driven insights and analytics to accelerate sales from phone conversations, we have developed solutions which can deliver measurable return on investment to both large national brands and local small businesses through tying these offline phone conversations to their online marketing initiatives and offering sales acceleration solutions to help business create a better customer experience and grow sales. Our conversational analytics technology and products are specifically designed to help address the challenges associated with closing the loop between digital marketing and phone calls. We are developing solutions that can provide customers insights across a broad spectrum of conversations they are have with their customers in voice and text communications along with solutions to engage consumers in their preferred communication channels. Working closely with our customers, we have innovated in conversational intelligence technology, creating specific solutions to address common needs and wants among both large enterprise customers and small businesses. We believe we are unique with our call and more recently text focused approach to technology developments and marketing solutions, facilitating a competitive advantage as mobile advertising grows and advertising budgets shift towards performance-based formats and consumer communication channels with businesses expand across multiple communication channels.

Conversational Intelligence platform powered by artificial intelligence augmented technology. Marchex’s conversational intelligence platform delivers data into sales engagement communication tools and can provide closed loop marketing insights on offline customer interactions and operational insights to customers looking to accelerate sales and to measure the performance of their customer interactions during the sales process viamultiple communication paths including voice and text channels. When consumers call or text a business or call center from their phones, our technology can analyze that call or text data using machine and deep learning algorithms and artificial intelligence-powered conversation analysis functionality that can deliver real-time conversational insights and feedback to companies on the quality of their customer interactions during the sales process as well as to identity lost businesses opportunities. Our data can also help customers adjust and improve their marketing strategies in order to create personalized solutions to drive more sales over the phone either directly with the business or the call center. This intelligence can help advertisers optimize their ad campaigns across media channels, keywords, and creative elements, which helps maximize their return on investment. We also provide integrations with other marketing dashboards to provide advertisers one place to review their analytics information. Integrations may take the form of working with CRM platforms or customer-specific systems, with the purpose of enhancing advertisers’ understanding and measurement of outcomes at scale. We are consistently working to create products to help advertisers understand what is happening during conversations with their customers and how to spend their budgets more efficiently, whether the channel is online, offline, or mobile. Our conversational intelligence technology also can help determine which of these calls converts into a sale while helping businesses evaluate the sales effectiveness of individual store locations or even individual sales representatives at a business. Access to these insights provides businesses visibility and measurement into their ad expenditures by closing the loop with actual sales coversations. With Marchex’s conversational intelligence technology, we are leveraging proprietary technology to analyze and deliver actionable advertising and operational insights to businesses that engage with consumers over the phone or via text.

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

The market for our service offerings is highly competitive, rapidly evolving, and subject to changing technology and shifting customer needs. We compete with conversation analytics providers such as Twilio, EZ Texting, CallSource, CallRail, and Invoca. As we advance our data analytics technologies, the competitive landscape will increase and become broader.

Our Strategy

Innovating on Conversational Intelligence Technology and Solutions. We plan to continue to expand and invest in our conversational intelligence technology and expand our AI, data science, and machine learning capabilities. We also plan to continue to expand our range of call, text, and other communication channels analytics and sales engagement product capabilities by growing our conversation intelligence solutions, including AI-driven speech technology solutions, call tracking, call monitoring, text communications, keyword-level tracking, display ad impression measurement and other products as part of our owned, end-to-end, call and text-based advertising solutions. Our expanding capabilities are enabling us to develop new solutions, like sales engagement and personalization solutions that enable us to take advantage of our growing conversational data assets.

Supporting and Growing the Number of Customers Using Our Products and Services. We plan to continue invest in technology initiatives like Marchex Anywhere which we believe will enable us to access an wider base of businesses by offering our products to a new array of channel partners.  Through these initiatives Marchex can now integrate with businesses existing communication providers or telephony infrastructure providers to offer its products and services. Increasingly, Marchex customers will no longer have to access separate telephony infrastructure to engage with our conversational intelligence suite of products but, instead, will be able to choose to access our products from within their existing communications provider of choice.We also plan to continue to provide a consistently high level of service and support to our conversational intelligence solutions customers and we will continue to focus on helping them achieve their return on investment goals. We are focused on increasing our customer base through our direct sales and marketing efforts, including strategic sales, inside sales, and additional partnerships with resellers.

Pursuing Selective Acquisition Opportunities. We have historically and in the future may pursue select acquisition opportunities and will apply evaluation criteria to any acquisitions we may pursue in order to enhance our strategic position, strengthen our financial profile, augment our points of defensibility and increase shareholder value. We generally focus on acquisition opportunities that represent one or more of the following characteristics:

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

Evolving Our Business Strategy. Our industry is undergoing significant change and our business strategy is continuing to evolve to meet these changes. In order to profitably grow our business, we may need to expand our current lines of business as well as explore new lines of business beyond our current focus of providing mobile advertising intelligence products and services, which may involve pursuing strategic transactions, including potential acquisitions of, or investments in, related or unrelated businesses. In addition, we may seek divestitures of existing businesses or assets. For example, in October 2020, we sold certain assets related to our Call Marketplace, Local Leads Platform and other assets not related to core conversational analytics.

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

Sales, Marketing & Business Development

Our sales team focuses on adding new customers to our business and growing existing customer relationships, while our business development and partnership activities focus on adding new customers, reseller partnerships and servicing existing partnerships. Our marketing team focuses on promoting our services through online customer acquisition, affiliate relationships, press coverage, strategic marketing campaigns and industry exposure. Advertising and promotion of our services is broken into the following main categories:

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

•

Reseller Partnerships. We have a business development team that focuses primarily on securing partnerships with large reseller partners, under which we supply and integrate our products and services. Our reseller partner agreements include a combination of revenue and profit sharing, licensing revenue, conversation intelligence, and text conversation cost per actions.

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

As of December 31, 2021, in the United States, we have been issued 26 patents, which are estimated to expire between 2027 and 2038, and have 7 patent applications pending for examination. As of such date, in Canada we also have 1 issued patent which expires in 2026 and 1 patent application pending for examination. In addition, as of December 31, 2021, we have 11 trademarks registered in the United States, 7 trademarks pending registration in the United States, and 32 trademarks registered in foreign jurisdictions.

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

Employees

As of December 31, 2021, we employed a total of 187 full-time employees. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we were unable to retain our key employees or we were unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

Web site

Our web site, www.marchex.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission. To view these filings, please go to our web site and click on “Investor Relations” and then click on “SEC Filings.” Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings, and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about us, our services, and other matters, and for complying with our disclosure obligations under Regulation FD:

•	Marchex Twitter Account (https://twitter.com/marchex)
•	Marchex Company Blog (https://www.marchex.com/blog/)
•	Marchex LinkedIn Account (http://linkedin.com/company/marchex)

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

The impact of the continuing COVID-19 pandemic on our business, operations and future financial performance could include, but are not limited to: significant decline in revenues due to customers adversely impacted by the COVID-19 pandemic, including many of our larger customers (such as automotive manufacturing, automotive services, dental and health provider networks, home services, real estate, small business resellers, agencies and hospitality companies), which have seen their operations adversely impacted; significant decline in revenues as customer spending slows due to an economic downturn; significant decrease in our operating cash flows as a result of decreased customer spending and deterioration in the credit quality of our customers, which could adversely affect our accounts receivables; sales prospects delaying decision making and reducing propensity to purchase; continued or increased significant burn rate; challenges in servicing customers and extending and entering into new agreements; anticipated reduction in customer budgets and slower sales cycles; customer requests for price concessions and extended payment terms; customer cancellations and inability to pay; customer reconsideration and delay in launching previously slated test programs with us; our working capital needs and declining cash position; recent and potentially future losses and asset impairments;  suspension of hiring initiatives; absence of debt or equity financing alternatives; and the rapid and broad-based shift to a remote working environment creates inherent productivity, connectivity, and oversight challenges. In addition, the changed environment under which we are operating could have an impact on our internal controls over financial reporting as well as our ability to meet a number of our compliance requirements in a timely or quality manner.

We have largely incurred net losses since our inception, and we may incur net losses in the foreseeable future.

We had an accumulated deficit of $303 million as of December 31, 2021. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

We received approximately 30% of our revenue from our five largest customers for the year ended December 31, 2021, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 30% of our total revenues for year ended December 31, 2021. In particular, our customers in the automotive and related services sectors account for a significant portion of our revenue.

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

We consummated the divestiture of our media assets in October 2020, in part to focus on the conversational analytics and sales engagement solutions opportunity. Following the divestiture, the scope of our operations has been reduced in that our sources of revenue are limited to our conversational analytics business, through which we provide various analytics solutions and products, but without our former call marketplace product, local leads product or other related assets and operations. We may not be able to secure additional sources of revenue or to grow our remaining conversational analytics business, which could negatively impact the value and liquidity of our Class B common stock.

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

We have operations in Canada and through our other international subsidiaries, in other countries. We have international subsidiaries in Canada and Ireland. Any international expansion presents unique challenges and risks. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. We may also have to offer our products and services in a modified format which may not be as compelling to certain customers, and we are subject to increased foreign currency exchange rate risks and our international operations and any expansion will require additional management attention and resources. We cannot assure you that we will be successful in our international operations.

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

As of December 31, 2021, in the United States, we have been issued 26 patents, which are estimated to expire between 2027 and 2038, and have 7 patent applications pending for examination. As of such date, in Canada we also have 1 issued patent which expires in 2026 and 1 patent application pending for examination. In addition, as of December 31, 2021, we have 11 trademarks registered in the United States, 7 trademarks pending registration in the United States, and 32 trademarks registered in foreign jurisdictions.

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

GENERAL RISKS

We are susceptible to general economic conditions, climate change, natural catastrophic events and public health crises, and a downturn in spending by customers could adversely affect our operating results.

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

Our business is also subject to the impact of global climate change which can increase the frequency of natural catastrophic events such as drought, wildfires, storms, sea-level rise, earthquakes, floods or power outages. The long-term effects of climate change on the global economy and our industry in particular are unclear, but could be severe.

Furthermore, political crises such as terrorism or war, and public health crises, such as disease outbreaks, epidemics, or pandemics (including COVID-19) and their resulting impacts on the U.S. and global economies, our markets and business locations, could negatively impact our operating results.

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

Our performance is largely dependent upon the talents and efforts of highly skilled individuals. In order to fully implement our business plan, we will need to retain our current qualified personnel, as well as attract and retain additional qualified personnel. Thus, our success will, in significant part, depend upon our retention of current personnel as well as the efforts of personnel not yet identified and upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. We are also dependent on managerial and technical personnel to the extent they may have knowledge or information about our businesses and technical systems that may not be known by our other personnel. There can be no assurance that we will be able to attract and retain necessary personnel, particularly during the current period of unprecedented employee turnover impacting virtually all businesses. The failure to hire and retain such personnel could adversely affect the implementation of our business plan.

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

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting these roles. Further, applicable rules and regulations of the Securities and Exchange Commission and the NASDAQ Stock Market heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters along with evolving diversity requirements for board composition. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of Class B common stock on the NASDAQ Global Select Market could be adversely affected.

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

As of December 31, 2021, Russell C. Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Not applicable.

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

	High	Low
Year Ended December 31, 2020
First Quarter	$4.03	$1.33
Second Quarter	$1.89	$1.25
Third Quarter	$2.12	$1.44
Fourth Quarter	$2.45	$1.68
Year Ended December 31, 2021
First Quarter	$3.63	$2.02
Second Quarter	$3.16	$2.36
Third Quarter	$3.31	$2.45
Fourth Quarter	$3.54	$2.48

Holders

As of March 29, 2022, there was 1 stockholder of record of our Class A common stock and there were approximately 40 stockholders of record of our Class B common stock, respectively. Since many of our shares of Class B common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Purchases of Equity Securities

In November 2014, we established a 2014 share repurchase program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. During the fourth quarter of 2021, we did not have any shared repurchases under this program and 1,319,128 Class B common shares remain available for purchase under the plan.

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

Overview

Marchex’s conversation intelligence platform, that incorporates AI functionality to help with sales engagement and marketing solutions, helps businesses turn strategic insights into the actions that can drive their most valued sales outcomes. Our multichannel voice and text capabilities help enable sales and marketing teams to deliver the buying experiences that improves their customer experiences. Marchex provides its’ conversation intelligence solutions for market-leading companies in numerous industries, including several of the world’s most innovative and successful brands.

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

We were incorporated in Delaware on January 17, 2003.

We have offices in Seattle, Washington; Wichita, Kansas; and Mississauga, Canada.

Recent Developments

New Product Launch

In May 2021, Marchex released the first of several planned sales engagement solutions with its auto dealer facing product: Marchex Engage for Automotive. Marchex Engage for Automotive is the company’s newest artificial intelligence-powered solution, developed specifically for automotive dealers. Marchex Engage for Automotive is an innovative conversation intelligence application that enables automotive sales teams to deliver better buying experiences and sell more.

COVID-19

The global pandemic continues to be unpredictable. In Q2 2021, we experienced higher conversational volumes as the number of cases steadily declined. However, the resurgence of new variants, supply chain disruptions, and labor shortages decreased conversational volumes at times in the second half of 2021. Our revenue was affected by the pandemic in 2020 and 2021. We are cautiously optimistic about the recovery of the U.S. economy as we look towards the start of the new fiscal year. We continue to add customers across multiple product offerings and verticals and plan to focus on our strategic priorities and growth initiatives to support our long-term growth efforts.

See the Notes to Consolidated Financial Statements for additional information. For additional information for the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations, refer to “Results of Operations” within this discussion and analysis and Item 1.A of Part I, “Risk Factors.”

Divestiture

In October 2020, we sold certain assets related to the Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics (the “Divestiture”). The purchaser is a related party controlled by a shareholder and officers of the Company. At closing, we received cash consideration of approximately $2.3 million plus certain other contingent consideration, and in 2021 an additional $400,000 in cash for the remaining minority equity interest from an unrelated party.

In connection with the closing, we also entered into an administrative support services agreement with the purchaser pursuant to which we will provide administrative services to the purchaser for a support services fee, with certain guaranteed payments to us in the first year and contingently in the second year following closing.

This Divestiture has been classified as discontinued operations for the year ended December 31, 2020. See Note 11: Discontinued Operations of the Notes to Consolidated Financial Statements for further discussion.

Technology Infrastructure and Cloud Initiatives

We made advancements in our technology infrastructure and cloud initiatives. In 2021, we were able to advance build out of our platform, which helped reduce our operating expenses compared to the prior year. We are focused on moving portions of our technology infrastructure to the cloud which helps enable us to innovate through scale and a common architecture.

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

Climate Change

We have considered specific risks associated as a result of climate change legislation or regulation and determined that in their current form, legislation or regulation is not reasonably likely to have a material effect on our financial condition or results of operations. However, further iteration of the proposed legislation may yield different results.

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

Results of Operations

The following table presents revenue from continuing operations and certain of our operating results from continuing operations as a percentage of revenue:

(In Thousands, Except Percentages)	Year Ended December 31, 2020	% of revenue	Year Ended December 31, 2021	% of revenue
Revenue	$51,218	100%	$53,476	100%
Expenses:
Service costs	$20,888	41%	$21,694	41%
Sales and marketing	16,656	33%	13,549	25%
Product development	21,001	41%	16,112	30%
General and administrative	12,796	25%	9,294	17%
Amortization of intangible assets from acquisitions	5,331	10%	4,481	8%
Acquisition and disposition related costs (benefits)	(1,043)	-2%	142	0%
Total operating expenses	75,629	148%	65,272	122%

Stock-based compensation expense was included in the following operating expense categories as follows:

	Year Ended December 31,
(In Thousands)	2020	2021
Service costs	$36	$49
Sales and marketing	1,041	870
Product development	358	296
General and administrative	2,172	1,459
Total stock-based compensation	$3,607	$2,674

See Note 6: Stockholders' Equity (b). Stock Option Plan of the Notes to Consolidated Financial Statements, as well as our Critical Accounting Policies for additional information about stock-based compensation.

Revenue

Revenue increased $2.3 million, or 4%, from $51.2 million for the year ended December 31, 2020 to $53.5 million for the year ended December 31, 2021. This increase was due primarily to the 2020 negative impact of the coronavirus pandemic on customer usage, rate discounts provided as a result of customer distress. These impacts did not recur to the same extent during 2021.

In the short term, we expect our revenues to be similar to or slightly higher than the most recent quarterly period as we focus on performance improvements for our customers in our product offerings. While we believe the U.S economy has the opportunity to expand, we expect our results to be volatile in the near term as the pandemic continues to be unpredictable and we expect to monitor the potential disruptions.

In the longer term, we believe that our new product releases and growth initiatives may enable the Company to progress, resulting in an opportunity for potential revenue growth. Prospective customers have indicated that they plan to initiate trials and there are existing customers that are considering the breadth of our product offerings, which would result in new revenue opportunities.

For additional discussion of trends and other factors in our business, refer to Industry and Market Factors in Item 2 of this Annual Report on Form 10-K.

Expenses

Service Costs. Service costs increased $806,000, or 4%, from $20.9 million for the year ended December 31, 2020 to $21.7 million for the year ended December 31, 2021. As a percentage of revenues, service costs were 41% and 41% for the year ended December 31, 2020 and 2021, respectively. The increase in dollars was primarily due to an increase in communication and network costs totaling $1.1 million. In addition, an increase in personnel costs and outside service provider costs of $246,000 contributed to the increase. These increases were offset in the 2021 period by $468,000 of higher support service fees under the agreement related to the Divestiture.

We expect in the near and intermediate term that service costs in absolute dollars will be similar in relation to the most recent period. Upon completion of various infrastructure efficiency initiatives, there may also be a positive impact on service costs as a percentage of revenue and further benefit in the event we generate contribution from new launches of analytics products and sales engagement solutions.

Sales and Marketing. Sales and marketing expenses decreased $3.1 million, or 19%, from $16.7 million for the year ended December 31, 2020 to $13.5 million for the year ended December 31, 2021. As a percentage of revenue, sales and marketing expenses were 33% and 25% for the year ended December 31, 2020 and 2021, respectively. The net decrease in dollars and as a percentage of revenue was primarily attributable to an aggregate net decrease in personnel and outside service provider costs and stock-based compensation costs totaling $2.6 million. In addition, a decrease in travel related costs largely due to pandemic influcened restrictions totaling $240,000 and $374,000 of higher support service fees recovery in 2021. These decreases were partially offset by an increase in marketing costs of $149,000. The percentage of revenue decrease was partially attributable to the benefit obtained from a portion of the sales and marketing expenses being fixed in nature and higher revenues in 2021.

We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to increase in connection with any revenue increase. We also expect, to the extent that we increase our marketing activities, this could correspondingly also cause an increase as a percentage of revenue. We also believe as pandemic restrictions ease, travel related costs will increase as compared to the year ended December 31, 2021.

Product Development. Product development expenses decreased $4.9 million, or 23%, from $21.0 million for the year ended December 31, 2020 to $16.1 million for the year ended December 31, 2021. As a percentage of revenue, product development expenses were 41% and 30% for the year ended December 31, 2020 and 2021, respectively. The net decrease in dollars and as a percentage of revenue was primarily due to a net decrease in personnel and outside service provider costs and stock-based compensation totaling $3.3 million as well as higher support services fee recovery of $1.3 million in 2021.

We expect that product development expenses will be relatively stable to modestly higher in absolute dollars as we continued to driver further optimizing our technology infrastructure and cloud initiatives offset by an increase in the number of personnel and consultants to enhance our service offerings

General and Administrative. General and administrative expenses decreased $3.5 million, or 27%, from $12.8 million for the year ended December 31, 2020 to $9.3 million for the year ended December 31, 2021. As a percentage of revenue, general and administrative expenses were 25% and 17% for the year ended December 31, 2020 and 2021, respectively. The decrease in dollars was primarily comprised of a decrease in personnel and outside service provider costs and stock-based compensation costs totaling $1.5 million, $1.4 million of higher support services fee recovery in 2021, and a $698,000 decrease in professional fees.

We also expect our general and administrative expenses to increase to the extent that we expand our operations and incur additional costs in connection with being a public company and regulatory updates including expenses related to professional fees and insurance, as well as a result of stock based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price. In addition, we anticipate that our general and administrative expenses may be adversely impacted by the continuing COVID-19 pandemic at least for the near term.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expenses was $5.3 million and $4.5 million for the year ended December 31, 2020 and 2021, respectively, The expense was associated with amortization of intangible assets acquired in the Telmetrics, Callcap, and Sonar acquisitions. During 2020 and 2021, the amortization of intangibles related to service costs, sales and marketing and general and administrative expenses. During the year ended December 31, 2020, we recorded an impairment charge totaling $5.0 million relating to our intangible assets from acquisitions. For additional information, see the discussion in “Impairment of Goodwill and Impairment of Intangible Assets from Acquisitions” below.

Acquisition and Disposition-related Benefits. The change in the acquisition and disposition-related benefits from $1.0 million for the year ended December 31, 2020 to an expense of $142,000 for the year ended December 31, 2021 was primarily due to a $1.5 million adjustment in 2020 to the estimated fair value of our contingent consideration liabilities related to our acquisitions of Telmetrics in November 2018 and of Sonar in December 2019. In 2021, we incurred professional and related fees primarily associated with acquisition and disposition related matters.

Impairment of Goodwill and Impairment of Intangible Assets from Acquisitions. During the first quarter of 2020, we recognized a goodwill impairment loss of $14.7 million. We did not identify indicators of a goodwill impairment during the year ended December 31, 2021. As of December 31, 2021, we have $17.6 million of goodwill remaining on our balance sheet.

In the first quarter of 2020, we performed an interim impairment test of our long-lived intangible assets. Based on the results of this testing, we recorded a pretax non-cash impairment totaling $5.0 million relating to customer relationships, technologies, non-compete agreements and tradenames. This charge is reflected in our Consolidated Statements of Operations for the year ending December 31, 2020. The identified intangible assets acquired in the Telmetrics, Callcap and Sonar acquisitions are being amortized on a straight-line basis over a range of useful lives of 12 to 60 months.

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

Loan Extinguishment. In the second quarter of 2020, we received loans through the CARES Act. In the third quarter 2021, we were legally released from our obligation and recognized a $5.2 million gain on loan extinguishment from continuing operations for the year ended December 31, 2021.

Interest Income and Other, net. The interest income and other, net from continuing operations for the year ended December 31, 2020 and 2021 was $123,000 and $2.5 million, respectively. In the second quarter 2021, we received $2.5 million related to a contractual settlement of an upside payment with previously divested properties.

Income Tax (Benefit). The income tax (benefit) from continuing operations for the years ended December 31, 2020 and 2021 was ($1.9 million) and $235,000, respectively. The income tax expense for the year ended December 31, 2021 consisted primarily of state income taxes. The income tax benefit for the year ended December 31, 2020 consisted primarily of deferred tax benefits related to one of our foreign jurisdictions and an allocation of profits to discontinued operations, offset in part by U.S. state income tax expense. The effective tax rate differed from the expected tax rate of 21% due to a full valuation allowance, non-taxable CARES Act loan extinguishment income, and to a lesser extent due to state income taxes, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, and other non-deductible amounts.

At December 31, 2021, based on all the available evidence, both positive and negative, we determined that it is not more likely than not that our deferred tax assets will be realized and accordingly, we have recorded a 100% valuation allowance of $53.1 million against our net deferred tax assets ($53.9 million of deferred tax assets that are partially offset by $802,000 in reversing deferred tax liabilities). This compares to a 100% valuation allowance of $43.3 million at December 31, 2020 ($44.6 million of deferred tax assets that are partially offset by $1.3 million in reversing deferred tax liabilities). In assessing the realizability of deferred tax assets, based on all the available evidence, both positive and negative, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as the Company’s history of taxable income or losses in the relevant jurisdictions in making this assessment. We have incurred federal taxable losses in 2020 and 2021.

Discontinued Operations, net of tax. In October 2020, we sold certain assets related to the Local Leads Platform, Call Marketplace and other assets note related to core conversational analytics. The operating results related to these dispositions are shown as discontinued operations, net of tax. Income from discontinued operations, net of tax, was $3.6 million for the year ended December 31, 2020. In the October 2020 sale, we received net cash proceeds at closing of $2.3 million and the sale includes contingent earn-out payments that depend on the achievement of certain sales thresholds. No gain or loss on the sale of discontinued operations was recognized in the Consolidated Statement of Operations as it was sold to a related party. See Note 11: Discontinued Operations of the Notes to Consolidated Financial Statements for further discussion.

Net Loss. Net loss from continuing operations decreased $37.6 million, or 90%, from $42.0 million in 2020 compared to $4.4 million in 2021. The decrease in loss for the year ended December 31, 2021 was primarily attributable to impairment charge related to goodwill and long-lived intangible assets with no corresponding amounts in the 2021 period. Further, the decrease was driven by a $5.2 million gain on loan extinguishment and lower product development, general and administrative, and sales and marketing operating expenditures.

Liquidity and Capital Resources

As of December 31, 2020 and 2021, we had cash and cash equivalents of $33.9 million and $27.1 million, respectively. As of December 31, 2021, we had current and long-term contractual obligations of $4.3 million, of which $3.3 million is for rent under our facility operating leases.

Cash used in operating activities was $6.3 million during the year ended December 31, 2021. The cash used in operating activities was primarily a result of a net loss of $4.4 million, adjusted for non-cash items of $3.8 million, which primarily included depreciation and amortization, stock-based compensation, and a gain on loan extinguishment, offset by changes in working capital of $5.8 million. The change in working capital was driven primarily by a decrease in accrued expenses and other current liabilities as well as increases in accounts receivable and other current asset balances. Our cash used in operating activities benefited from cash inflow of $2.5 million related to settlement of a contractual matter and $444,000 related to foreign government paycheck assistance and rent subsidies. Cash used in operating activities was $3.4 million during the year ended December 31, 2020, of which approximately $7.0 million was used by continuing operations and $3.6 was provided by discontinued operations. The cash used in continuing operations was primarily a result of a net loss of $42.0 million, adjusted for non-cash items of $29.6 million, which primarily included the aggregate estimated impairment of goodwill and intangible assets from acquisitions of $19.6 million, in addition to depreciation and amortization, stock based compensation, the allowance for doubtful accounts and other changes in working capital, offset by an adjustment to the estimated fair value of our contingent consideration liability related to our acquisitions of Telmetrics in November 2018 and Sonar in December 2019.

We expect that, at least for the near term, our revenues may continue to recover if macroeconomic conditions improve and business interruptions caused by the continuing pandemic subside resulting in increased demand for our products and services. However, we continue to monitor the potential disruptions caused by future iterations of COVID-19 and supply chain issues that have ensued, which could cause our revenues to be lower than current levels if customers are unable to procure our services at the same volumes as previously. The adverse impact would reduce our operating cash flows and liquidity going forward.

Cash used in investing activities for the year ended December 31, 2021 was $951,000 and was primarily attributable to cash paid for purchases of property and equipment as well as capitalized software development costs offset by proceeds for the sale of our equity interest in Archenia. Cash provided by investing activities for the year ended December 31, 2020 was $981,000 and was  all attributable to continuing operations and was primarily attributable to cash received from the sale of certain assets related to the Local Leads Platform, Call Marketplace and other assets note related to core conversational analytics in October 2020, partially offset by cash paid for purchases of property and equipment. Consideration received at closing consisted of cash proceeds of $2.3 million.

We expect property and equipment purchases in the near and intermediate term to be modestly higher compared to our most recent periods. We expect any increase to our operations to have a corresponding increase in expenditures for our systems and personnel. In consideration of initiatives related to an increase in our operations, we expect our expenditures for product development initiatives will be relatively stable to modestly higher in the near and intermediate term and increase in the longer term in absolute dollars with any acceleration in development activities and as we increase the number of personnel and consultants to enhance our service offerings. In the intermediate to long term, we also expect to increase the number of personnel supporting our sales and marketing and related growth initiatives.

Cash provided by financing activities was $528,000 during the year ended December 31, 2021. The cash provided was primarily attributable to proceeds from stock options and the employee stock purchase program. Cash used in financing activities was $5.5 million during the year ended December 31, 2020, of which approximately $5.7 million was used by continuing operations and $200,000 was provided by discontinued operations. The cash provided was primarily attributable to proceeds received as part of the CARES Act funding. During the second quarter of 2020, we secured promissory notes to bank lenders pursuant to government loan programs (“the Loans”). In the third quarter of 2021, we were legally released from our obligation as our application was approved by the SBA. Therefore, we recognized a non-cash gain of approximately $5.1 million for the forgiveness of our principal.

The repurchases of common stock were a result of a joint and equal tender with Edenbrook Capital LLC for 10 million shares of the Company's Class B common stock at $2.15 per share, of which the Company's share of the repurchase totaled approximately $10.8 million for 5 million shares. In November 2014, our board of directors authorized a new share repurchase program (the “2014 Repurchase Program”) which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, we are authorized to repurchase up to 3 million shares of our Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as we deem appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. We have made no repurchases under the 2014 Repurchase Program for the years ended December 31, 2020 and 2021.

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

While our significant accounting policies are more fully described in Note 1: Description of Business and Summary of Significant Accounting Policies and Practices, we believe the following topics reflect our critical accounting policies and our more significant judgement and estimates used in the preparation of our financial statements.

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

Our Company held a remaining interest in the related party purchaser of our divested operations, for which we determined we were not the primary beneficiary. At the time, our variable interests in this VIE primarily relate to the issuance of a 10% equity interest in the related party purchaser; contingent consideration related to the transaction; and an administrative support services arrangement. We sold our equity interest in Q3 2021. Refer to Note 11: Discontinued Operations. Although this financial arrangement resulted in our holding variable interests in this related party entity, it did not empower us to direct the strategic and operational activities of the VIE that most significantly impact the VIE’s economic performance.

All inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the Consolidated Financial Statements in the prior periods to conform to the current period presentation.

Revenue

We generate the majority of our revenues from core analytics and solutions services. Our call analytics technology platform provides data and insights that can measure the performance of calls and texts for our customers. We generate revenue from our call analytics technology platform when customers pay us a fee for each call, text, or other communication related data element they receive from calls or texts or for each phone number tracked based on a pre-negotiated rate. As such, the majority of total revenue is derived from contracts that include consideration that is variable in nature. The variable elements of these contracts primarily include the number of transactions (for example, the number qualified phone calls).

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

Although the fair value of stock-based awards is determined in accordance with ASC 718, Compensation – Stock Compensation the assumptions used in calculating fair value of stock-based awards and the use of the Black-Scholes option pricing model is highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 6: Stockholders' Equity(b). Stock Option Plan in the Notes to Consolidated Financial Statements for additional information.

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

We determined that it is not more likely than not that our deferred tax assets (excluding certain insignificant Canadian deferred tax assets) will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2020 and 2021. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Marchex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marchex, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Note 1 to the consolidated financial statements, the Company’s revenue is generated from core analytics and solutions services. These revenues consist of a high volume of subscription and usage-based transactions, sourced from customary and proprietary information technology (IT) platforms, databases, and other tools. The processing and recording of revenue is substantially automated and based on call data (calls, texts, minutes, and numbers) captured and stored in these IT systems.

We identified the evaluation of the sufficiency of audit evidence over call analytics revenue recognition as a critical audit matter. This matter required a high degree of audit effort due to the significant number of the IT systems involved in the revenue recognition process. Auditor judgment was required in determining the nature and extent of audit evidence obtained over these information systems that process revenue transactions. Involvement of IT professionals with specialized skills and knowledge was required to assist with the performance and evaluation of certain procedures and determination of IT applications subject to testing.

The primary procedures we performed to address this critical audit matter included:

•

Obtained an understanding of the Company’s revenue recognition process and evaluated the design, implementation, and operating effectiveness of controls relating to revenue recognition, including those in place to ensure the transaction engine system is operating effectively.

•

Evaluated with IT professionals the requisite systems to transact and record revenue related transaction through testing the effectiveness of general IT controls, including the user access controls, change management controls, and IT operations controls related to the systems utilized within the Company’s call analytics revenue recognition process.

•

For a sample of transactions, performed detail transaction testing by agreeing the revenue amounts recognized to source documents, including contracts with customers, recalculating the mathematical accuracy of the recorded revenue, and tracing to cash received for a portion of our sample.

Seattle, Washington

March 29, 2022

We have served as the Company’s auditor since 2017.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
(In Thousands, Except Per Share Amounts)	2020	2021
Assets
Current assets:
Cash and cash equivalents	$33,851	$27,086
Accounts receivable, net	6,331	8,021
Prepaid expenses and other current assets	2,160	2,407
Total current assets	42,342	37,514
Property and equipment, net	2,747	2,817
Other assets, net	1,345	986
Right-of-use lease asset	3,744	2,238
Goodwill	17,558	17,558
Intangible assets from acquisitions, net	9,196	4,714
Total assets	$76,932	$65,827
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,424	$1,363
Accrued benefits and payroll	5,975	3,631
Other accrued expenses and current liabilities	4,210	3,869
Deferred revenue and deposits	1,393	2,016
Lease liability current	1,827	1,794
Loan obligations, current	5,123	—
Total current liabilities	20,952	12,673
Deferred tax liabilities	156	186
Lease liability non-current	3,136	1,466
Total liabilities	24,244	14,325
Commitments and contingencies - See Note 4
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 137,500 shares
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at December 31, 2020 and 2021	49	49
Class B: 125,000 shares authorized; 36,462 shares issued and outstanding at December 31, 2020, including 1,007 shares of restricted stock; and 37,391 shares issued and outstanding at December 31, 2021, including 965 shares of restricted stock	365	374
Additional paid-in capital	350,960	354,155
Accumulated deficit	(298,686)	(303,076)
Total stockholders’ equity	52,688	51,502
Total liabilities and stockholders’ equity	$76,932	$65,827

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
(In Thousands, Except Per Share Amounts)	2020	2021
Revenue	$51,218	$53,476
Expenses:
Service costs (1)(3)	20,888	21,694
Sales and marketing (1)(3)	16,656	13,549
Product development (3)	21,001	16,112
General and administrative (1)(3)	12,796	9,294
Amortization of intangible assets from acquisitions (2)	5,331	4,481
Acquisition and disposition related benefits	(1,043)	142
Total operating expenses	75,629	65,272
Impairment of goodwill	(14,688)	—
Impairment of intangible assets from acquisitions	(4,959)	—
Loss from operations	(44,058)	(11,796)
Gain on loan extinguishment	—	5,185
Interest income and other, net	123	2,453
Loss before provision for income taxes	(43,935)	(4,158)
Income tax (benefit)	(1,917)	232
Loss from continuing operations	(42,018)	(4,390)
Income from discontinued operations, net of tax	3,572	—
Net income (loss) applicable to common stockholders	$(38,446)	$(4,390)
Basic and diluted net loss per Class A share applicable to common stockholders:
Continuing operations	$(0.91)	$(0.10)
Discontinued operations, net of tax	0.08	$—
Basic and diluted net income (loss) per Class A share applicable to common stockholders	$(0.83)	$(0.10)
Basic and diluted net income (loss) per Class B share applicable to common stockholders:
Continuing operations	$(0.91)	$(0.10)
Discontinued operations	0.08	$—
Basic and diluted net income (loss) per Class B share applicable to common stockholders	$(0.83)	$(0.10)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	4,661	4,661
Class B	41,599	39,256
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	4,661	4,661
Class B	46,260	43,917
(1) Excludes amortization of intangibles from acquisitions
(2) Components of amortization of intangibles from acquisitions:
Service costs	$2,636	$2,248
Sales and marketing	2,053	2,121
General and administrative	642	112
Total	$5,331	$4,481
(3) Components of related party support services fee recovery
Service costs	$36	$2,848
Sales and marketing	10	523
Product development	107	1,682
General and administrative	96	1,554
Total	$249	$6,607

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
(In Thousands)	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	4,661	$49	39,610	$396	—	—	$359,632	$(260,240)	$99,837
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	722	8	(5,000)	(10,852)	(29)	—	(10,873)
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	3,834	—	3,834
Repurchase and retirement of treasury stock	—	—	(5,000)	(50)	5,000	10,852	(10,700)	—	102
Issuance of Class B common stock in connection with prior deferred issuance from acquisition	—	—	1,130	11	—	—	(11)	—	—
Divestiture consideration, net	—	—	—	—	—	—	(1,766)	—	(1,766)
Net loss	—	—	—	—	—	—	—	$(38,446)	(38,446)
Balance at December 31, 2020	4,661	$49	36,462	$365	—	—	$350,960	$(298,686)	$52,688
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	648	6	—	—	524	—	530
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	2,674	—	2,674
Repurchase and retirement of treasury stock	—	—	—	—	(23)	—	—	—	—
Issuance of Class B common stock in connection with prior deferred issuance from acquisition	—	—	281	3	—	—	(3)	—	—
Net loss	—	—	—	—	—	—	—	(4,390)	(4,390)
Balance at December 31, 2021	4,661	$49	37,391	$374	(23)	—	$354,155	$(303,076)	$51,502

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In Thousands)	2020	2021
Cash flows from operating activities:
Net loss applicable to common stockholders	$(38,446)	$(4,390)
Less:
Net income from discontinued operations, net of tax	3,572	—
Loss from continuing operations	(42,018)	(4,390)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Amortization and depreciation	7,248	5,970
Acquisition and disposition related benefits	(1,596)	—
Allowance for doubtful accounts and advertiser credits	1,274	435
Deferred income taxes	(826)	(6)
Stock-based compensation	3,834	2,674
Gain on loan extinguishment	—	(5,185)
Gain on sale of equity investment	—	(59)
Impairment of goodwill	14,688	—
Impairment of intangible assets from acquisitions	4,959	—
Change in certain assets and liabilities:
Accounts receivable, net	(80)	(2,125)
Prepaid expenses, other current assets, and other assets	(1,116)	647
Accounts payable	1,791	(1,050)
Accrued expenses and other current liabilities	4,309	(3,876)
Deferred revenue and deposits	527	623
Net cash (used in) continuing operating activities	(7,006)	(6,342)
Net cash provided by discontinued operating activities	3,633	—
Net cash provided by (used in) operating activities	(3,373)	(6,342)
Cash flows from investing activities:
Cash from sale of discontinued operations	2,250	—
Purchases of property and equipment	(1,353)	(1,351)
Proceeds from sale of equity investment	—	400
Purchases of intangible assets and changes in other non-current assets	(4)	—
Cash paid for acquisitions, net of cash acquired	88	—
Net cash provided by (used in) continuing investing activities	981	(951)
Net cash provided by (used in) investing activities	981	(951)
Cash flows from financing activities:
Repurchase of Class B common stock for treasury stock	(10,852)	—
Proceeds from Cares Act loans	5,119	—
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	80	528
Net cash provided by (used in) continuing financing activities	(5,653)	528
Net cash provided by (used in) discontinued financing activities	165	—
Net cash provided by (used in) financing activities	(5,488)	528
Net decrease in cash and cash equivalents	(7,880)	(6,765)
Cash and cash equivalents at beginning of period	41,731	33,851
Cash and cash equivalents of continuing operations at end of period	$33,851	$27,086
Supplemental disclosure of cash flow information:
Foreign government paycheck assistance and rent subsidies (operating activities)	$415	$444
Settlement of a contract matter (operating activities)	—	2,500
Cash paid for operating leases (operating activities)	$1,765	$2,155
CARES Act loan extinguishment (financing activities)	—	5,119
Supplemental disclosure of non-cash information:
Right-of-use assets obtained in exchanged for new operating lease liabilities	1,121	—
Change in right-of-use assets obtained in exchange for operating lease liabilities	1,741	—
Retirement of treasury stock	10,852	—

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies and Practices

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

Divestiture

In October 2020, the Company sold its interests in certain assets related to its Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics and sales engagement solutions. The operating results related to these assets are shown as discontinued operations, net of tax, in the Consolidated Statements of Operations for all periods presented. See Note 11: Discontinued Operations of the Notes to the Consolidated Financial Statements for further discussion. Unless otherwise indicated, information presented in the Notes to the Financial Statements relates only to the Company’s continuing operations.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, including the effects of COVID-19. The Company has used estimates related to several financial statement amounts, including revenues, allowance for doubtful accounts, allowance for advertiser credits, useful lives for property and equipment and intangible assets, valuation of intangible assets, valuation of contingent consideration transferred as a result of business combinations, the fair value of the Company’s common stock and stock option awards, the impairment of goodwill and the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

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

We held a remaining interest in the related party purchaser of our divested operations until we disposed of our interest in the third quarter of 2021. We determined during the period of holding a interest we were not the primary beneficiary. Our variable interests in this VIE primarily relate to the issuance of a 10% equity interest in the related party purchaser; contingent consideration related to the transaction; and an administrative support services arrangement. Refer to Note 11: Discontinued Operations. Although this financial arrangement resulted in our holding variable interests in this related party entity, it did not empower us to direct the strategic and operational activities of the VIE that most significantly impact the VIE’s economic performance. Our Company's investment related to this VIE totaled $341,000 as of December 31, 2020, representing our maximum exposure to loss. In the third quarter of 2021, we sold our equity interest for proceeds of $400,000. The Company's investment related to this VIE was not individually significant to the Company's Consolidated Financial Statements.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds.

(c) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2020 and 2021: cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. The following table provides information about the fair value of our cash and cash equivalents balance:

	Years Ended December 31,
(In Thousands)	2020	2021
Level 1 Assets:
Cash	$13,492	$10,725
Money market funds	20,359	16,361
Total cash and cash equivalents	$33,851	$27,086

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

The allowance for doubtful accounts activity for the periods indicated is as follows:

(In Thousands)	Balance at beginning of period	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period
December 31, 2020	266	246	68	444
December 31, 2021	444	187	365	266

Allowance for Advertiser Credits

The allowance for advertiser credits is the Company’s best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services. The Company determines the allowance for advertiser credits and adjustments based on analysis of historical credits.

The allowance for advertiser credits activity for the periods indicated is as follows:

(In Thousands)	Balance at beginning of period	Additions charged against revenue	Credits processed and other	Balance at end of period
December 31, 2020	153	1,029	520	662
December 31, 2021	662	248	753	157

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

We capitalize certain software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include (i) external direct costs of materials and services utilized in developing computer software, (ii) compensation and related benefits for employees who are directly associated with the software projects. Capitalized software costs are amortized on a straight-line basis when placed into service over the estimated useful life of the software, generally averaging three years. We capitalized software development costs of $1.0 million for the year ended December 31, 2021.

(f) Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method, net of recognized impairment.

Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. As of the year ended December 31, 2020 and 2021, the Company had $17.6 million, respectively, of goodwill on its balance sheet, net of recognized impairment. See Note 10: Goodwill for further discussion.

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

The Company’s call analytics technology platform provides data and insights that can measure the performance of mobile, online and offline advertising for customers and small business resellers. The Company generates revenue from the Company’s call analytics technology platform when advertisers pay the Company a fee for call, text, or other communication related data element they receive from calls or texts or for each phone number tracked based on a pre-negotiated rate. Revenue is recognized as services are provided over time, which is generally measured by the delivery of each call/text or call/text related data element or each phone number tracked.

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. The Company establishes an allowance for advertiser credits, which is included in accrued expense and other current liabilities in the balance sheet, using its best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services based on analysis of historical credits. The balance associated with the allowance for advertiser credits in the Company’s Consolidated Balance Sheet was $662,000 and $157,000 as of December 31, 2020 and 2021, respectively. Customer payments received in advance of revenue recognition are also contract liabilities and are recorded as deferred revenue. The deferred revenue balance in the Company’s Consolidated Balance Sheet as of December 31, 2020 and 2021, was $1.4 million and $2.0 million, respectively. During the year ended December 31, 2020 and 2021, revenue recognized that was included in the contract liabilities balances at the beginning of the period was $932,000 and $1.4 million, respectively.

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

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in other assets, net in the balance sheet. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of December 31, 2020 and 2021, the Company had $167,000 and $128,000 of net deferred contract costs, respectively, and the accumulated amortization associated with these costs was $989,000 and $1.2 million for the year ended December 31, 2020 and 2021, respectively.

(i) Service Costs

Our service costs represent the cost of providing our services to our customers. These costs primarily consist of telecommunication costs, including the use of phone numbers relating to our services; colocation service charges of our network equipment; bandwidth and software license fees; network operations; and payroll and related expenses of personnel, including stock based compensation.

(j) Advertising Expenses

Advertising costs are expensed as incurred and include mobile and online advertising and related outside marketing activities, including sponsorships and trade shows. Such costs are included in sales and marketing. Advertising costs were approximately $1.3 million and $1.4 million for the years ended December 31, 2020 and 2021 respectively.

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

(n) Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

The Company had no customers that represented more than 10% of consolidated revenue for the year ended December 31, 2020 and December 31, 2021.

The Company has one customer that represents more than 10% of consolidated accounts receivable. The outstanding receivable balance for this customer is as follows:

	At December 31,
(In Percentages)	2020	2021
Customer A	18%	11%

(o) Net Income (Loss) Per Share

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

In accordance with the two class method, the undistributed earnings (losses) for each year are allocated based on the contractual participation rights of the Class A and Class B common shares and the restricted shares as if the earnings for the year had been distributed. Considering the terms of the Company’s charter which provides that, if and when dividends are declared on its common stock in accordance with Delaware General Corporation Law, equivalent dividends shall be paid with respect to the shares of Class A common stock and Class B common stock and that both classes of common stock have identical dividend rights and would share equally in the Company’s net assets in the event of liquidation, the Company has allocated undistributed earnings (losses) on a proportionate basis. See Note 6: Stockholders' Equity of the Notes to Consolidated Financial Statements for further discussion.

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

The following table presents the computation of basic net loss per share for the periods ended:

	Years Ended December 31,
	2020		2021
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss from continuing operations, net of tax	$(4,233)	$(37,785)	$(466)	$(3,924)
Discontinued operations, net of tax	360	3,212	—	—
Net loss applicable to common stockholders	$(3,873)	$(34,573)	$(466)	$(3,924)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	41,599	4,661	39,256
Basic net income (loss) per share:
Continuing operations, net of tax	$(0.91)	$(0.91)	$(0.10)	$(0.10)
Discontinued operations, net of tax	0.08	0.08	—	—
Basic net loss per share applicable to common stockholders	$(0.83)	$(0.83)	$(0.10)	$(0.10)

The following table presents the computation of diluted net loss per share for the periods ended:

	Years Ended December 31,
	2020		2021
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss from continuing operations, net of tax	$(4,233)	$(37,785)	$(466)	$(3,924)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(4,233)	—	(466)
Diluted net loss from continuing operations, net of tax	$(4,233)	$(42,018)	$(466)	$(4,390)
Discontinued operations, net of tax	360	3,212	0	0
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B share	—	360	—	—
Net income from discontinued operations, net of tax	$360	$3,572	$—	$—
Net loss applicable to common stockholders	$(3,873)	$(38,446)	$(466)	$(4,390)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	41,599	4,661	39,256
Conversion of Class A to Class B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding used to calculate diluted net loss per share	4,661	46,260	4,661	43,917
Diluted net loss per share:
Continuing operations, net of tax	$(0.91)	$(0.91)	$(0.10)	$(0.10)
Discontinued operations, net of tax	0.08	0.08	—	—
Diluted net loss per share applicable to common stockholders	$(0.83)	$(0.83)	$(0.10)	$(0.10)

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the years ended December 31, 2020 and 2021, outstanding options to acquire 3,460 and 3,601 shares, respectively, of Class B common stock.
•	For the years ended December 31, 2020 and 2021, 1,007 and 965 shares of unvested Class B restricted common shares, respectively.
•	For the years ended December 31, 2020 and 2021, 617 and 553 restricted stock units, respectively.

(p) Guarantees

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

(q) Recent Accounting Pronouncement Not Yet Effective

To date, there have been no recent accounting pronouncements not yet effective that are expected to have a material impact on our Consolidated Financial Statements.

Note 2: Property and Equipment

Property and equipment consisted of the following:

	Years Ended December 31,
(In Thousands)	2020 (1)	2021 (1)
Computer and other related equipment	$12,948	$13,373
Purchased and internally developed software	2,058	2,483
Furniture and fixtures	1,271	1,271
Leasehold improvements	1,737	1,732
Construction in progress	330	769
	$18,344	$19,628
Less: accumulated depreciation and amortization	(15,597)	(16,811)
Property and equipment, net	$2,747	$2,817

(1)	Includes the original cost of fully-depreciated fixed assets which were $13.6 million and $10.9 million at December 31, 2020 and 2021, respectively.

Depreciation and amortization expense related to property and equipment was approximately $1.6 million and $1.2 million for the years ended December 31, 2020 and 2021, respectively.

Note 3: Leases

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

The Company’s lease agreement with respect to office space in Mississauga, Canada commenced in November 2016, with a lease term of 60 months, and expired on November 30, 2021. The Company has subsequently entered into a month-to-month lease and for disclosure purposes, we have selected the short-term lease election.

The Company commenced a new lease for an office space in Wichita, Kansas in June 2020 which continues for a period of 66 months with an option to extend the term for two additional periods of three years each. The Company has the option to terminate the lease pursuant to certain terms as specified in the lease without any termination fees if notice is provided.

Lease cost recognized in the Company’s Consolidated Statements of Operations and other information is summarized as follows:

	Years Ended December 31,
(In Thousands)	2020	2021
Operating lease cost	$1,700	$1,862
Short-term operating lease cost	46	8
Total operating lease cost	1,746	1,870
Other information:
Weighted-average remaining lease term - operating leases	2.8 years	1.9 years
Weighted-average discount rate - operating leases (1)	4.8%	4.8%

(1)

The discount rate used to compute the present value of the total lease liabilities as of December 31, 2020 and 2021 was based on the Company’s estimated incremental borrowing rate of similar secured borrowings availabe to the Company as of the commencement date of lease.

As of December 31, 2021, the Company’s operating lease liabilities were as follows:

(In Thousands)	Total
Gross future operating lease payments	$3,415
Less: imputed interest	(155)
Present value of total operating lease liabilities	3,260
Less: current portion of operating lease liabilities	(1,794)
Total long-term operating lease liabilities	$1,466

Note 4: Commitments and Contingencies

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

Future minimum payments are approximately as follows:

(In Thousands)	Facilities operating leases	Other contractual obligations	Total
2022	1,871	661	2,532
2023	1,161	237	1,398
2024	209	—	209
2025	174	—	174
Total minimum payments	$3,415	$898	$4,313
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

Note 5: Income Taxes

The components of loss from continuing operations before provision for income taxes consist of the following (in thousands):

	Years Ended December 31,
(In Thousands)	2020	2021
United States	$(38,891)	$(1,173)
Foreign	(5,044)	(2,985)
Loss from continuing operations before provision for income taxes	$(43,935)	$(4,158)

The provision for income taxes for the Company’s continuing operations consists of the following (in thousands):

	Years Ended December 31,
(In Thousands)	2020	2021
Current federal provision
State	$21	$204
Deferred provision (benefit)
Federal	(901)	20
State	(153)	106
Foreign	(884)	(98)
Total income tax expense (benefit)	$(1,917)	$232

The Company’s income tax benefit from continuing operations differed from the amounts computed by applying the U.S. federal statutory rate to loss before provision for income taxes as a result of the following:

	Years Ended December 31,
(In Thousands)	2020	2021
Income tax benefit at U.S. statutory rate	$(9,226)	$(873)
State taxes, net of valuation allowance	(103)	(448)
Stock-based compensation (1)	154	434
Valuation allowance	7,427	3,334
Foreign tax differential	(1,124)	(747)
Tax credits	(368)	(544)
Impairment	1,533	—
Acquisition/accretion benefits	(250)	(1)
Gain on CARES Act loan	—	(1,089)
Meals and entertainment	1	68
Other expenses	39	98
Total income tax expense (benefit)	$(1,917)	$232

(1) Includes non-deductible stock-based compensation and excess tax benefits and shortfalls from stock-based compensation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below and reflects the 21% U.S. federal statutory rate for 2020 and 2021 (in thousands):

	Years Ended December 31,
(In Thousands)	2020	2021
Deferred tax assets:
Accrued liabilities not currently deductible	$651	$476
Intangible assets- excess of financial statement over tax amortization	982	5,985
Goodwill recognized on financial statements in excess of tax amortization	(18)	—
Stock-based compensation	2,524	2,405
Federal net operating and capital losses	21,531	35,052
State, local and foreign net operating and capital loss carryforwards	12,325	3,353
Research & experimental tax and other credit carryforwards	4,640	5,184
Lease liability	1,250	866
Other	735	547
Gross deferred tax assets	44,620	53,868
Valuation allowance	(43,314)	(53,066)
Net deferred tax assets	$1,306	$802
Deferred tax liabilities:
Intangible assets-excess of tax over financial statement amortization	(532)	(393)
Right-of-use lease asset	(930)	(595)
Net deferred tax liabilities	$(156)	$(186)

As of December 31, 2021, the Company’s federal NOL carryforwards were approximately $166.9 million and federal research and development credit carryforwards were $6.1 million. These will begin to expire in 2027 and 2029, respectively, for income tax purposes. These credits are potentially available to offset future tax liabilities. The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company is not aware that any such change has occurred related to these specific NOL carryforwards, or that the utilization of the carryforwards is limited such that these NOL carryforwards will likely never be utilized. Accordingly, the Company has included these federal NOL carryforwards in its deferred tax assets (subject to valuation allowance).

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

At December 31, 2020 and 2021, the Company recorded a valuation allowance of $43.3 million, and $53.1 million, respectively, against its federal, state, city and foreign net deferred tax assets for continuing operations, as it believes it is more likely than not that these benefits will not be realized. The net change in the total valuation allowance for each of the years ended December 31, 2020 and 2021 was $24.2 million and $9.8 million, respectively.

The Company regularly reviews deferred tax assets to assess whether it is more likely than not that the deferred tax assets will be realized and, if necessary, establishes a valuation allowance for portions of such assets to reduce the carrying value. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to customer usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The Company incurred taxable losses from 2016 through 2021. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, with the exception of certain insignificant foreign deferred tax assets, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

From time to time, various state, federal and other jurisdictional tax authorities undertake audits of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for uncertain positions. Resolution of uncertain tax positions will impact the Company’s effective tax rate when settled. The Company does not have any significant interest or penalty accruals. The provision for income taxes includes the impact of contingency provisions and changes to contingencies that are considered appropriate. The following table summarizes activity related to tax contingencies from January 1, 2020 to December 31, 2021 which are recorded as an offset to deferred tax assets (in thousands):

(In Thousands)
Gross tax contingencies—January 1, 2020	$1,268
Gross increases to tax positions associated with prior periods	—
Gross increases to current period tax positions	97
Gross decreases to tax positions associated with prior periods	—
Settlements	—
Lapse of statute of limitations	—
Gross tax contingencies—December 31, 2020	1,365
Gross increases to tax positions associated with prior periods	—
Gross increases to current period tax positions	72
Gross decreases to tax positions associated with prior periods	(55)
Settlements	—
Lapse of statute of limitations	—
Gross tax contingencies—December 31, 2021	$1,382

The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2013 are within the statute of limitations and are under examination or may be subject to examination.

Note 6: Stockholders' Equity

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

In November 2014, the Company’s board of directors authorized a new share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. The Company has made no repurchases under the 2014 Repurchase Program for the years ended December 31, 2020 and 2021.    During the year ended December 31, 2020, a joint and equal tender from the Company and Edenbrook Capital LLC (an existing shareholder of the Company) (the "Offer") was completed for 10 million shares of the Company's Class B common stock at $2.15 per share, of which the Company's share of the repurchase totaled approximately $10.8 million for 5 million shares, which was not pursuant to the 2014 Repurchase Program.   Shares repurchased but not yet retired by the Company are classified as treasury stock on the Consolidated Balance Sheet before retirement. Retirement of treasury stock results in reductions to common stock and additional paid-in capital.

In November 2018, the Company acquired 100% of the outstanding stock of Callcap for consideration of approximately $25 million in cash at closing and approximately 3.4 million shares of Class B common stock to be issued over the four year period following the acquisition date. The issuance of the shares for 2021 and 2022 have been deferred and will issue in 2023 as a result of conditional events occuring as specified in the terms of the acquisition. The issuance of the Class B common stock is not contingent.

In December 2019, the Company acquired 100% of the outstanding stock of Sonar for consideration of approximately $8.5 million in cash at closing and approximately 1.0 million shares of Class B common stock to be issued over the three-year period following the acquisition date, with the timing of issuance subject to certain conditions and with any shares not previously issued to be issued on the fifth anniversary of the acquisition date. Such issuance of the Class B common stock is not contingent. The Company also agreed to issue up to approximately 389,000 shares of Class B common stock based upon the achievement of certain financial target goals by Sonar in 2020 which were not achieved.

(b) Stock Option Plan

The Company’s stock incentive plan (the “2021 Plan”), which was established in 2021, allows for grants of stock options, restricted stock units and restricted stock awards to eligible participants and such options may be designated as incentive or non-qualified stock options at the discretion of the 2021 Plan’s Administrative Committee.  Prior to the 2021 Plan, the Company granted stock-based awards under its 2012 Stock Incentive Plan (the “2012 Plan”). No further awards were made under the 2012 Plan after December 31, 2021. The 2021 Plan authorizes up to 3,500,000 shares of Class B common stock that may be issued with respect to awards granted under the 2021 Plan, and provides that the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 3,500,000 shares. Annual increases to each of these share limits are to be added on the first day of each fiscal year beginning on January 1, 2022 equal to 3% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company) or in the case of incentive stock options, the lesser of (i) 2,000,000 shares of Class B common stock, or (ii) 3% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company), or (iii) such number as determined by the Company’s board of directors. As a result of this provision, the authorized number of shares available under the 2021 Plan was increased by 1,261,566  on January 1, 2022 bringing the aggregate authorized number of shares available under the 2021 Plan to 4,761,566. The Company may issue new shares or reissue treasury shares for stock option exercises and restricted stock grants. Generally, stock options have 10-year terms and vest 25% each year either annually or quarterly, over a 4-year period and restricted stock awards and units vest 25% each year annually over a 4-year period.

The Company did not grant any options with exercise prices less than the then current market value during 2020 and 2021.

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense over the vesting or service period, as applicable, of the stock award using the straight-

line method. The Company accounts for forfeitures as they occur. Stock-based compensation has been included in the same lines as compensation paid to the same employees in the Consolidated Statements of Operations.

Stock-based compensation expense was included in the following operating expense categories:

	Years ended December 31,
(In Thousands)	2020	2021
Service costs	$36	$49
Sales and marketing	1,041	870
Product development	358	296
General and administrative	2,172	1,459
Total stock-based compensation	$3,607	$2,674

For the years ended December 31, 2020 and 2021, the income tax benefit related to stock-based compensation included in net loss was $0 for all periods due to the valuation allowance recorded on the deferred tax assets.

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For years ended December 31, 2020 and 2021, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, and vesting schedules. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments.

The following assumptions were used in determining the fair value of time-vested stock options granted for the periods indicated:

	Years Ended December 31,
	2020	2021
Expected life (in years)	4.00-6.25	4.00-6.25
Risk-free interest rate	0.17% - 1.22%	0.64% - 1.35%
Expected volatility	46% - 54%	50% - 59%
Weighted average expected volatility	52%	55%

Stock option, restricted stock award, and restricted stock unit activity during the period is as follows:

	Options and Restricted Stock available for grant (in thousands)	Number of options outstanding (in thousands)	Weighted average exercise price of options	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2020	14,563	3,460	$3.82	6.50	$27
Increase to pool January 1, 2021	2,056	—
Options granted	(1,008)	1,008	$2.61
Restricted stock granted	(615)	—
Restricted stock forfeited	253	—
Options exercised	163	(163)	$2.73
Options expired	439	(439)	$5.16
Options forfeited	265	(265)	$3.01
Balance at December 31, 2021	16,116	3,601	$3.43	6.46	$360
Options exercisable at December 31, 2021		1,888	$4.10	4.67	$54

Information related to stock compensation activity during the period indicated is as follows:

	Years Ended December 31,
	2020	2021
Weighted average fair value of options granted	$1.08	$1.21
Intrinsic value of options exercised (in thousands)	$-	$71
Total grant date fair value of restricted stock vested (in thousands)	$2,666	$1,786

At December 31, 2021, there was $2.6 million of unrecognized stock option compensation expense related to non-vested awards, which is expected to be recognized over a weighted average period of 2.9 years.

During the year ended December 31, 2021, gross proceeds recognized from the exercise of stock options was $445,000. There were no stock options exercised during the year ended December 31, 2020.

Restricted stock awards and restricted stock unit activity during the period is as follows:

	Shares/ Units (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	1,632	$3.18
Granted	615	2.54
Vested	(476)	3.77
Forfeited	(253)	2.80
Unvested at December 31, 2021	1,518	2.80

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

At December 31, 2021, there was $4.5 million of unrecognized restricted stock compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 2.9 years.

(c) Employee Stock Purchase Plan

On March 8, 2013, the Company’s board of directors adopted and in May 2013 the stockholders approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on January 1, 2014. The Company authorized an aggregate of 225,000 shares of Class B common stock for issuance under the plan to participating employees. The 2014 ESPP provides eligible employees the opportunity to purchase the Company’s Class B common stock at a price equal to 95% of the closing price on the last business day of each purchase periods. The 2014 ESPP permits eligible employees to purchase amounts up to 15% of their compensation in the purchase period, and no employee is permitted to purchase stock worth more than $25,000 in any calendar year, valued as of the first day of each purchase period. During the year ended December 31, 2020, 41,987 shares were purchased at prices ranging from $1.38 to $2.01 per share. During the year ended December 31, 2021, 29,854 shares were purchased at prices ranging from $2.44 to $2.91 per share.

Note 7: 401(k) Savings Plan

The Company maintains voluntary defined contribution plans, which are qualified, covering employees that meet eligibility requirements. Eligible employees may elect to defer and contribute a portion of their eligible compensation to the plans, not to exceed the dollar amounts set by applicable laws. During 2011, the Company elected to match a portion of the employee contributions up to a defined maximum. In 2020 and 2021, cash contributions were made in the amount of $230,000 and $220,000 respectively.

Note 8: Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the years ended December 31, 2020 and 2021, the Company operated in a single segment comprised of its core analytics and solutions services. In October 2020, the Company sold certain assets related to its Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics. As a result, the operating results related to these assets are shown as discontinued operations in the Consolidated Statements of Operations for all periods presented. See Note 11: Discontinued Operations for further discussion.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets.  As of December 31, 2020 and 2021, no significant long-lived assets were held by entities outside of the United States.

Revenues from customers by geographical areas are tracked on the basis of the location of the customer. The majority of the Company’s revenue and accounts receivable are derived from domestic sales to customers.

Revenues by geographic region are as follows:

	Years ended December 31,
(In Percentages)	2020	2021
United States	98%	99%
Canada	2%	1%
	100%	100%

Note 9: Identified Intangible Assets

For the three months ended March 31, 2020, our stock price was impacted by volatility in the U.S. financial markets as a result of the rapid spread of the coronavirus globally which has resulted in increased travel restrictions and disruption and shutdown of businesses, and traded below the then book value for an extended period of time. As a result, the Company performed an interim impairment test of our long-lived intangible assets using an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant, and Equipment and determined there was impairment.

Based on the results of the test, the Company recorded pre-tax non-cash impairment totaling $5.0 million in the first quarter of 2020 relating to customer relationships, technologies, non-compete agreements and tradenames. These charges are reflected in the Company’s Consolidated Statement of Operations for the year ended December 31, 2020 within Impairment of intangible assets from acquisitions.

Identifiable intangible assets from acquisitions consisted of the following:

	As of December 31, 2020
(In Thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(4,693)	$(3,430)	$4,895
Technologies	9,369	(4,731)	(1,062)	3,576
Non-compete agreements	3,409	(2,413)	(346)	650
Tradenames	734	(538)	(121)	75
Total identifiable intangible assets from acquisitions	$26,530	$(12,375)	$(4,959)	$9,196

	As of December 31, 2021
(In Thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(6,679)	$(3,430)	$2,909
Technologies	9,369	(6,905)	(1,062)	1,402
Non-compete agreements	3,409	(2,660)	(346)	403
Tradenames	734	(613)	(121)	0
Total identifiable intangible assets from acquisitions	$26,530	$(16,857)	$(4,959)	$4,714

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Customer relationships, acquired technologies, tradenames, and non-compete agreements have a weighted average useful life from date of purchase of 5 years, 3-5 years, 2 years, 1 - 3 years, respectively. Aggregate amortization expense incurred by the Company for the year ended December 31, 2020 and 2021 was approximately $5.3 million and $4.5 million, respectively. Based upon the current amount of acquired identifiable intangible assets subject to amortization, the estimated amortization expense is as follows:  $2.1 million in 2022, $2.0 million in 2023, and $602,000 in 2024.

Note 10: Goodwill

The balance of goodwill for the year ended December 31, 2020 and 2021 is $17.6 million. There were no changes in the carrying amount of goodwill in 2021.

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

The testing of goodwill for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant changes in competition and market dynamics; significant and sustained declines in the Company’s stock price and market capitalization; a significant decline in its expected future cash flows or a significant adverse change in the Company’s business climate. These estimates and circumstances are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition, volatility in financial markets, or changes in the share price of the Company’s Class B common stock and market capitalization. The Company’s annual impairment evaluation did not indicate impairment of the carrying value of goodwill in 2021. We will continue to monitor our financial performance, stock price, and other factors in order to determine if there are indicators of impairment.

Note 11: Discontinued Operations

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

In connection with the closing, the Company also entered into an administrative support services agreement with the related party purchaser pursuant to which the Company will provide services to the related party purchaser for a support services fee, with certain guaranteed payments to the Company in the first year and conditionally in the second year following closing. Support services fees related to this arrangement totaled $6.6 million for the year ended December 31, 2021 and $1 million for the year ended December 31, 2020 and are included in the Company’s Consolidated Statements of Operations, net of the related expenses, within Service costs, Sales and marketing, Product development, and General and administrative.  As of December 31, 2021 the net amount due from the purchaser of $630,000 is included in the Company’s Consolidated Balance Sheet within Prepaid expenses and other current assets.

The Company has determined that although we held a variable interests in the related party purchaser, we are not the primary beneficiary and are not required to consolidate the entity. We considered whether we have the ability to exercise significant influence over the operating and financial policies of the purchaser and do not believe these criteria were met. As a result, the Company has elected to measure the investment at cost because the equity securities do not have a readily determinable fair value. The investment balance of $341,000 was included in Other assets, net on the Company’s Consolidated Balance Sheet as of December 31, 2020. In the third quarter of 2021, the company sold its 10% equity interest for process of $400,000.

The Consolidated Financial Statements for the year ended December 31, 2020 reflect the operations of the divested assets as a discontinued operation. Discontinued operations include the following:

Years ended December 31,
(In Thousands)	2020
Revenue	$40,551
Expenses:
Service costs	30,972
Sales and marketing	1,801
Product development	1,909
General and administrative	718
Total operating expenses	35,400
Impairment of goodwill	469
Income from operations	4,682
Interest expense and other, net	1
Loss from discontinued operations before provision for income taxes	4,681
Income tax (benefit)	(1,109)
Total income from discontinued operations	$3,572

Note 12: CARES Act Loans and Foreign Wage Subsidy

During the second quarter of 2020, the Company secured $5.3 million in promissory notes to bank lenders pursuant to government loan programs (collectively, the “Loans”). At December 31, 2020, the remaining balance was $5.1 million. The difference relates to the business operations divested in October 2020. The Loans were made under, and are subject to the terms and conditions of, the CARES Act and are administered by the U.S. Small Business Administration (“SBA”). The terms of the Loans are two years with maturity dates in the second quarter of 2022 and they contain a fixed annual interest rate of 1%. In the third quarter of 2021, we were legally release from our obligation as our application was approved by the SBA. We recognized a gain on extinguishment of $5.2 million in the Condensed Consolidated Statement of Operations.

In addition, under a foreign wage subsidy program in response to the COVID-19 pandemic, a subsidiary received approximately $415,000 and $444,000 in funding during the year ended December 31, 2020 and 2021, respectively, that were treated as reductions of payroll expenses.

Note 13: Interest and Other

Interest income and other consists of the following (in thousands):

	Years Ended December 31,
	2020	2021
Interest Income & Foreign Currency	$137	$3
Interest Expense	(30)	(37)
Other	16	2,487
Total	$123	$2,453

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

Management’s Report on Internal Control Over Financial Reporting

(a) Management’s report on internal control over financial reporting

Management of Marchex, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2022 annual meeting of stockholders (the “2022 Proxy Statement”), or an amendment to this 10-K, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the Company’s fiscal year ended December 31, 2021.

Our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Senior Financial Officers is available on our web site, www.marchex.com, by clicking “Investors” and then “Corporate Governance”.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item may be found in the 2022 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item may be found in the 2022 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item may be found in the 2022 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2021.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company’s independent registered public accounting firm is Moss Adams LLP, Seattle, WA, PCAOB ID: 659.

The information required under this item may be found in the 2022 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2021.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
1.	The following reports and financial statements are included in Part II, Item 8 of this Form 10-K:
•	Reports of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2020 and 2021;
•	Consolidated Statements of Operations for the years ended December 31, 2020 and 2021;
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2021;
•	Consolidated Statements of Cash Flow for the years ended December 31, 2020 and 2021; and
•	Notes to Consolidated Financial Statements.
2.	Financial Statement Schedules

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

Exhibit Number	Description of Document

*10.20	Marchex, Inc. 2021 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed with the SEC on August 20, 2021).

†*10.21	Form of Incentive Stock Option Notice and Agreement (2021 Stock Incentive Plan).

†*10.22	Form of Nonstatutory Stock Option Notice and Agreement (2021 Stock Incentive Plan).

†*10.23	Form of Restricted Stock Agreement (2021 Stock Incentive Plan).

†*10.24	Form of Restricted Stock Units Notice and Agreement (2021 Stock Incentive Plan).

†21.1	Subsidiaries of the Registrant.

†23.1	Consent of Moss Adams LLP.

24.1	Power of Attorney (incorporated herein by reference to the signature page of the Annual Report on Form 10-K)

†31(i)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

†101.SCH	Inline XBRL Taxonomy Extension Schema Document.

†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan or arrangement.
(+)	Certain identified information has been excluded from this Agreement because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
(+)(+)	Certain information in this Agreement has been omitted and filed separately with the SEC. Confidential treatment has been granted with respect to the omitted portions.
†	Filed herewith.
††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on March 29, 2022.

MARCHEX, INC.

By:	/S/ MICHAEL A. ARENDS
Michael A. Arends Co-CEO (Principal Executive Officer for SEC reporting purposes, Principal Financial Officer and Principal Accounting Officer)

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

Signature	Date

/S/ MICHAEL A. ARENDS	March 29, 2022
Michael A. Arends Co-CEO (Principal Executive Officer for SEC reporting purposes, Principal Financial Officer and Principal Accounting Officer)

/S/ RUSSELL C. HOROWITZ	March 29, 2022
Russell C. Horowitz Executive Director and Co-CEO

/S/ DENNIS CLINE	March 29, 2022
Dennis Cline Director

/S/ DONALD COGSVILLE	March 29, 2022
Donald Cogsville Director

/S/ M. WAYNE WISEHART	March 29, 2022
M. Wayne Wisehart Director