Form 10-K/A
period 2021-12-31
MARCHEX INC
filed 2022-04-29
CIK 1224133

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class B common stock on The NASDAQ Stock Market on June 30, 2021 was $103,936,159.

The number of shares of Registrant’s Class A common stock outstanding as of April 25, 2022 was 4,660,927. The number of shares of Registrant’s Class B common stock outstanding as of April 25, 2022 was 37,652,822.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None.

EXPLANATORY NOTE

Marchex, Inc. (the “Company,” “we,” “us,” “our,” or “Marchex”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 29, 2022. The purpose of this Amendment is to include Part III information which was to be incorporated by reference from our definitive proxy statement for our 2022 Annual General Meeting of Stockholders. This information was previously omitted from the 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K. The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted.

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

Directors

The Board of Directors currently consists of four (4) individuals. Directors are elected to hold office until the next annual meeting of stockholders and until their respective successors have been elected and qualified. The names and the respective ages of our directors are set forth below:

Name	Age	Position	Director Since
Dennis Cline (1)(2)(3)	61	Director	May 2003
Donald Cogsville (1)(2)(3)	56	Director	April 2019
Russell C. Horowitz	55	Executive Chairman and Co-CEO	August 2017
M. Wayne Wisehart (1)(2)(3)	76	Director	November 2008
(1)	Member of the Audit Committee.
(2)	Member of the Nominating and Governance Committee.
(3)	Member of the Compensation Committee

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

Executive Officers

Our executive officers, their positions with the Company and their respective ages, are as follows:

Name	Age	Position
Michael Arends	51	Co-CEO
Russell C. Horowitz	55	Executive Chairman and Co-CEO
Ryan Polley	50	Chief Operating Officer
John Roswech	53	Chief Revenue Officer

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

Ryan Polley. Mr. Polley has served as our Chief Operating Officer since August 2021 and served as our Chief Product and Strategy Officer from March 2020 through August 2021. Prior to joining Marchex, Mr. Polley was the Chief Product Officer for Kargo Global, Inc., a position he held since 2017. Prior to Kargo, Polley was the Senior Vice President of Product Management and Strategy at the Rubicon Project. Mr. Polley received a Bachelor of Arts, International Studies from the University of Washington.

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

Based solely on review of the copies of such reports the Company has received, or written representations that no other reports were required for those persons, the Company believes that its directors, officers and 10% stockholders complied with all applicable filing requirements during 2021.

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

Audit Committee

The Audit Committee is currently comprised of Messrs. Cline, Cogsville and Wisehart (Chair). Each of the members of the Audit Committee is independent for purposes of the NASDAQ listing standards as they apply to Audit Committee members and each member of the Audit Committee is an Audit Committee financial expert, as defined in the rules of the Securities and Exchange Commission. The Audit Committee operates under a charter that is available on our website at www.marchex.com. The functions of the Audit Committee include reviewing, with the Company’s independent registered public accounting firm, the scope and timing of the independent registered public accounting firm’s services, the independent registered public accounting firm’s report on the Company’s consolidated financial statements and internal control over financial reporting following completion of the Company’s audits, and the Company’s internal accounting and financial control policies and procedures, and making annual recommendations to the Board of Directors for the appointment of independent registered public accounting firm for the ensuing year. The Audit Committee held eight meetings and took action by written consent on one occasion during the fiscal year ended December 31, 2021.

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

Overview

Our “named executive officers”, or “NEOs”, are:

Michael Arends	Co-CEO
Russell C. Horowitz	Executive Chairman and Co-CEO
Ryan Polley	Chief Operating Officer
John Roswech	Chief Revenue Officer

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

Role of a Compensation Consultant

The Company does not typically use a compensation consultant for executive compensation matters; the Company did not use a compensation consultant for the 2021 period.

NEO Compensation for 2021

Our Compensation Committee in reviewing our executive compensation packages assesses salary and bonus, salary and bonus history, the number and value of shares owned by our executives, prior equity grants and vesting and exercise history. The Compensation Committee also considers data regarding compensation paid at public media, internet and technology-based companies of comparable size to our Company and which could compete for the services of our NEOs. Although the compensation practices of our competitors instruct our review, we use that data only to gain perspective and do not “benchmark” our compensation to any particular level.

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

Base Salary and Bonus

The 2021 salaries and bonuses shown in the Summary Compensation Table on page 7 were set by our Compensation Committee based on the compensation review discussed above, as well as a consideration the respective NEO’s total compensation package including prior equity grants, exercise history, and existing stock ownership. Base salaries and bonuses are a necessary part of our compensation program and provide executives with a fixed portion of pay that is not performance-based. Our goal is to provide competitive base pay levels. The Compensation Committee considered each NEO’s skills, experience, level of responsibility, performance and contribution to our Company. The Compensation Committee also took into account in conjunction with the NEO’s specific areas of responsibilities and objectives, each NEO’s contribution to the Company’s overall success as a member of the management team. The Compensation Committee considers the relative compensation levels among all the members of the management team to ensure the Company’s executive compensation programs are internally consistent and equitable. All salaries and bonuses are reviewed at least annually and subject to future adjustment by the Compensation Committee. Annual cash bonuses to our Co-CEOs are generally paid under our Annual Incentive Plan, which ties such bonus payments directly to our annual corporate performance. On December 31, 2020, the Compensation Committee approved target bonus amounts for 2021 for Mr. Roswech of $250,000 (based on the achievement of new revenue and total revenue performance goals) and Mr. Polley of $160,000 (based on the achievement of new product revenue goals and technology expense initiatives), in each case subject to the Annual Incentive Plan maximum bonus percentage, for purposes of their employment agreements. On August 13, 2021, the Compensation Committee approved a revised target bonus amount for 2021 for Mr. Polley of $200,000 subject to the foregoing parameters in connection with his appointment as Chief Operating Officer of the Company.

Equity Compensation

All of our employees and directors are eligible to receive options, shares of restricted stock, and/or restricted stock units under our 2012 Stock Incentive Plan (the “2012 Stock Plan”) and our 2021 Stock Incentive Plan (the “2021 Stock Plan”).

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

On January 4, 2021, the Compensation Committee granted stock options and shares of restricted stock to Messrs. Arends, Horowitz, Polley and Roswech under the 2012 Stock Plan (subject to time-based vesting), based on the compensation review discussed above.

On August 13, 2021, the Compensation Committee granted stock options to Mr. Polley under the 2012 Stock Plan (subject to time-based besting), in connection with his appointment as Chief Operating Officer of the Company.

On December 31, 2021, the Compensation Committee granted stock options and shares of restricted stock to Mr. Arends and Mr. Horowitz under the 2012 Stock Plan (subject to time-based vesting and with accelerated vesting based on the attainment of specified revenue, adjusted OIBA or share price targets), based on the compensation review discussed above.

The Compensation Committee determined the size of such 2021 NEO equity grants based on a consideration of the NEO’s existing stock ownership and outstanding equity grants awarded in prior years. Given the corresponding vesting schedules, we believe that these equity grants will help further motivate our NEO’s to continue to focus on the long-term success of our business enterprise.

You can find more information regarding these grants, including the corresponding vesting schedules, by referring to our Outstanding Equity Awards at 2021 Fiscal Year-End Table on pages 8-9.

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

Annual Incentive Plan

Our Annual Incentive Plan (the “Incentive Plan”) was adopted by the Compensation Committee to motivate and reward key employees for enabling our Company to achieve specified corporate objectives together, to increase the competitiveness of our management compensation packages without increasing our fixed costs, and to align management compensation with key measures of our financial performance.

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

On December 30, 2020, the Compensation Committee approved target cash bonus compensation under the Incentive Plan for the 2021 fiscal year. The initial executive officer participants for the 2021 fiscal year were Mr. Arends and Mr. Horowitz. If all targets were to be achieved at 100%, the aggregate bonus pool amount was $568,438 (the “Target Amount”), with the maximum aggregate bonus pool amount being 195% of the Target Amount. The target bonus payout percentages were 50% to 195% based on the performance target category and were based on achieving specified revenue (new revenue and total revenue) and adjusted OIBA targets to include the 2021 fiscal year and with each target category weighted 33 1/3%.

The Compensation Committee elected to use these revenues and adjusted OIBA targets because it believes that such targets most accurately reflect our growth and improvements in our corporate performance without the impact of certain non-cash and non-recurring expenses which the Company does not regard as ongoing costs of doing business. The Compensation Committee set a range of specific revenue and adjusted OIBA targets based on a review of our actual revenue and adjusted OIBA for the fiscal year ended December 31, 2020 and our budgeted revenue and adjusted OIBA for the 2021 fiscal year. At the low end of the range, the targets were intended to be difficult but realistic given our expectations regarding corporate performance. The high end of the range, intended to reflect “optimum” Company performance, were set in consideration of our projected financial results and were considered “stretch” goals.

The Compensation Committee also has absolute discretion to award no bonuses at all even if the highest target is achieved. For 2021, the Compensation Committee awarded cash bonuses under the Incentive Plan in the amount of $380,219 to Mr. Horowitz and $489,621 to Mr. Arends.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2020, are or have been an officer or employee of the Company. No member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. During fiscal year 2021, none of the Company’s executive officers served on the Compensation Committee (or its equivalent) or Board of Directors of another entity any of whose executive officers served on the Company’s Compensation Committee or Board of Directors.

Summary Compensation Table (1)

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2020 and 2021, as applicable, by our NEOs:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-equity compensation ($)	All Other Compensation ($) (4)	Total ($)
Michael Arends	2021	297,500	—	343,340	168,560	489,621	11,250	1,310,271
Co-CEO	2020	297,500	—	380,250	195,000	381,916	11,175	1,265,841
Russell C. Horowitz (5)	2021	255,000	—	249,160	129,630	380,219		1,014,009
Executive Chairman and Co-CEO	2020	255,000	—	213,600	114,400	293,740		876,740
Ryan Polley	2021	312,993	175,326	40,200	113,400	—		641,920
Chief Operating Officer	2020	241,667	133,187	331,250	167,500	—		873,604
John Roswech	2021	400,000	250,000	70,350	34,300	—		754,650
Chief Revenue Officer	2020	400,000	400,000	—	—	—		800,000
Leila Kirske(6) Former Chief Financial Officer	2021	293,033	—	—	—	—		293,033
(1)	Includes only those columns relating to compensation awarded to, earned by or paid to the NEOs in 2020 and 2021.
(2)

These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards (such as by vesting of a restricted stock award). Amounts represent the aggregate grant date fair value of restricted stock each year computed in accordance with ASC 718, excluding the effect of forfeitures. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of each stock award, refer to Note 6 to the Consolidated Financial Statements contained in our 2021 Annual Report on Form 10-K filed on March 29, 2022.

(3)

These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards (such as by exercising stock options). Amounts represent the aggregate grant date fair value of option awards each year computed in accordance with ASC 718, excluding the effect of forfeitures. The fair value of the shares underlying the option awards that vest based on time is estimated using the Black-Scholes option pricing model. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of each stock award, refer to Note 6 to the Consolidated Financial Statements contained in our 2021 Annual Report on Form 10-K filed on March 29, 2022.

(4)

Unless otherwise noted, the total of all perquisites and personal benefits of each NEO falls below the reportable amount for disclosure within this table. Mr. Arends’ amounts in 2020 and 2021 exceeded the reportable amount and includes the Company’s 401K matching contribution and auto allowance.

(5)

In each of October 2020 and 2021, Mr. Horowitz received an annual director restricted stock grant of 15,000 shares and 20,000 options under Marchex’s 2012 Stock Incentive Plan with fifty (50%) percent of such shares of restricted stock and options vesting on the first and second annual anniversary of the grant date, respectively, and with vesting in full in the event of a Change in Control.

(6)	Ms. Kirske joined Marchex as its Senior Vice President of Finance and Administration in November 2020. She was appointed Chief Financial Officer in April 2021 and resigned effective December 31, 2021.

Outstanding Equity Awards at 2021 Fiscal Year-End (1)

The following table sets forth certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to our NEOs as of December 31, 2021. Certain option and stock awards provide for accelerated vesting, in certain circumstances. For more information on these acceleration provisions, please refer to Potential Payments upon Termination or Change in Control at page 9.

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)
Michael Arends
Restricted Stock	4/17/2019	(3)	—	—	—	—	17,000	42,160
Stock Options	12/31/2020	(5)	—	195,000	1.96	12/31/2030	—	—
Restricted Stock	12/31/2020	(5)	—	—	—	—	195,000	483,600
Stock Options	1/4/2021	(7)	—	46,000	2.02	1/4/2031	—	—
Restricted Stock	1/4/2021	(3)	—	—	—	—	46,000	114,080
Stock Options	12/30/2021	(8)	—	98,000	2.57	12/30/2031	—	—
Restricted Stock	12/30/2021	(8)	—	—	—	—	98,000	243,040
Russell C. Horowitz
Stock Options	10/22/2020	(4)	10,000	10,000	1.90	9/26/2030	—	—
Restricted Stock	10/22/2020	(4)	—	—	—	—	15,000	29,400
Stock Options	12/31/2020	(5)	—	95,000	1.96	12/31/2030	—	—
Restricted Stock	12/31/2020	(5)	—	—	—	—	95,000	186,200
Stock Options	1/4/2021	(7)	—	41,000	2.02	1/4/2031	—	—
Restricted Stock	1/4/2021	(3)	—	—	—	—	41,000	101,600
Stock Options	10/1/2021	(4)	—	20,000	3.02	10/1/2031	—	—
Restricted Stock	10/1/2021	(4)	—	—	—	—	15,000	37,200
Stock Options	12/30/2021	(8)	—	47,500	2.57	12/30/2031	—	—
Restricted Stock	12/30/2021	(8)	—	—	—	—	47,500	117,800
Ryan Polley
Stock Options	3/2/2020	(7)	54,686	70,314	2.66	3/2/2030	—	—
Restricted Stock	3/2/2020	(3)	—	—	—	—	93,750	232,500
Stock Options	1/4/2021	(7)	—	20,000	2.02	1/4/2031	—	—
Restricted Stock	1/4/2021	(3)	—	—	—	—	20,000	49,600
Stock Options	8/13/2021	(3)	—	95,000	3.00	8/13/2031	—	—
John Roswech
Stock Options	12/16/2019	(7)	100,011	150,000	3.60	12/16/2029	—	—
Restricted Stock	12/16/2019	(3)	—	—	—	—	100,000	248,000
Restricted Stock	12/16/2019	(6)	—	—	—	—	26,666	66,132
Stock Options	1/4/2021	(7)	—	35,000	2.02	1/4/2031	—	—
Restricted Stock	1/4/2021	(3)	—	—	—	—	35,000	86,800
(1)	Includes only those columns for which there are outstanding equity awards at December 31, 2021. All other columns have been omitted.
(2)

The market value of unvested stock awards is calculated by multiplying the number of unvested stock awards held by the applicable NEO by the closing price of $2.48 per share of our Class B common stock on the NASDAQ Global Select Market on December 31, 2021.

(3)	The shares of restricted stock vest at the rate of 25% on each of the first, second, third, and fourth anniversaries, respectively, of the grant date.
(4)	The annual director grant of option and shares of restricted stock vest 50% on the first and second anniversary of the grant date assuming continued service as Executive Director on the vesting date.
(5)

The options and shares of restricted stock vest on the fifth annual anniversary of the grant date with accelerated vesting as follows: (a) 50% of such options and shares of restricted stock vest upon attainment of specified revenue, adjusted OIBA or share price targets at the later of eighteen (18) months or performance attainment (2021 revenue (or trailing twelve (12) months revenue) exceeding 120% of 2020 level, 2021 adjusted OIBA (or trailing twelve (12) months adjusted OIBA) exceeding specified multiples of 2020 level, or the Class B common stock share price for twenty (20) consecutive trading days exceeding 150% of the initial 2020 consecutive trading day average), and (b) such remaining unvested options and shares of restricted stock vest upon attainment of specified revenue, adjusted OIBA or share price targets at the later of thirty (30) months or performance attainment (trailing twelve (12) month revenue exceeding 127% of 2020 level, trailing twelve (12) month adjusted OIBA exceeding specified multiples of 2020 level higher than the initial performance target above, or the Class B common stock share price for twenty (20) consecutive trading days exceeding 160% of the initial 2020 consecutive trading day average.

(6)	The shares of restricted stock vest at the rate of 33% on each of the first, second, and third anniversaries, respectively, of the grant date.
(7)	The options vest over four years, with 25% of the option shares vesting on the first anniversary and vesting quarterly thereafter over the next three years.
(8)

The options and shares of restricted stock vest on the fifth annual anniversary of the grant date with accelerated vesting as follows: (a) 50% of such options and shares of restricted stock shall vest upon attainment of specified revenue, adjusted OIBA or share price targets at the later of eighteen (18) months or performance attainment (2022 revenue (or trailing 12 months revenue) exceeding 120% of 2021 level, 2022 adjusted OIBA (or trailing 12 months adjusted OIBA) exceeding specified multiples of 2021 level, or the Class B Common Stock share price for twenty (20) consecutive trading days exceeding 150% of the initial 2021 consecutive trading day average), and (b) such remaining unvested options and shares of restricted stock upon attainment of specified revenue, adjusted OIBA or share price targets at the later of thirty (30) months or performance attainment (trailing twelve (12) month revenue exceeding 127% of 2021 level, trailing twelve (12) month adjusted OIBA exceeding specified multiples of 2021 level higher than the initial performance target above, or the Class B Common Stock share price for twenty (20) consecutive trading days exceeding 160% of the initial 2021 consecutive trading day average.

Potential Payments upon Termination or Change in Control

Employment Arrangements

The Amended and Restated Executive Officer Employment Agreement for Mr. Arends provides that in the event the Company terminates executive’s employment for any reason other than Cause, or executive terminates his employment for Good Reason (regardless of a Change in Control) and subject to executive’s execution of a release of claims, executive will be eligible to receive the following severance and related post-termination benefits: (a) a lump sum payment equal to one (1) times executive’s then annual salary payable at the time of termination, unless the termination of executive’s employment occurs within 12 months following a Change in Control, in which case executive will receive the benefits under his Retention Agreement, (b) payment by the Company of its share of medical, dental and vision insurance premiums under COBRA (“Health Benefits”) for executive and executive’s dependents for the 12 month period following the separation date or such lesser period as executive remains eligible under COBRA, unless the termination of executive’s employment occurs within 12 months following a Change in Control, in which case executive will receive the benefits under executive’s Retention Agreement; and (c) and an additional one (1) year of time-based vesting on any unvested options, restricted stock and restricted stock units as of the separation date. In the event that executive’s employment terminates due to death or disability, and subject to execution of a release of claims, executive will be eligible to receive the following severance and related post-termination benefits: (i) payment by the Company of Health Benefits for the 18 month period following the separation date or such lesser period as executive remains eligible under COBRA, and (ii) one hundred percent (100%) of all performance and time-based unvested options, restricted stock and restricted stock units will immediately vest upon executive’s separation date. Additionally, one hundred percent (100%) of all performance and time based options, restricted stock and restricted stock units not already vested, shall become immediately vested upon the occurrence of both (a) a Change in Control, (b) followed by the first to occur of (i) a termination of executive’s employment by the Company or any successor thereto without Cause, (ii) a material diminution in the nature or scope of executive’s duties, responsibilities, authorities, powers or functions that constitutes Good Reason, or (iii) the twelve month anniversary of the occurrence of the Change in Control provided that executive then remains an employee of the Company or its successor (collectively, the “Double-Trigger Change in Control Acceleration”).

In the event that Mr. Polley or Mr. Roswech is terminated by the Company without cause, such person will receive a lump sum payment in an amount equal to three (3) month of base salary as severance.

Equity Awards

The equity awards held by Mr. Arends and Mr. Horowitz set forth in Outstanding Equity Awards at 2021 Fiscal Year-End at Page 8 are subject to certain conditions on vesting as well as Double-Trigger Change in Control Acceleration, other than Mr. Horowitz’s director grants which have accelerated vesting in full in the event of a Change in Control. In addition, the equity awards held by Mr. Polley set forth in such table are subject to certain conditions on vesting as well as accelerated vesting in full in the event of a Change in Control.

Retention Agreement

We have entered into a retention agreement with Mr. Arends that provides that in the event of a Change in Control, he would be entitled to a lump sum payment equal to two times the amount calculated by adding (1) his annual salary at that time plus (2) the greater of (a) any bonus he earned with respect to the prior fiscal year, or (b) his pro rata portion of the aggregate bonus pool under our Incentive Plan for the current year assuming achievement under the Incentive Plan of the maximum performance targets for such year. With respect to Mr. Arends, if within twelve (12) months following a Change in Control: (1) the Company shall terminate his employment with the Company without cause, or (2) he shall voluntarily terminate such employment for Good Reason, the Company shall provide reimbursement of health care premiums for him and his dependents, for a period of eighteen (18) months from the date of his termination, to the extent that he is eligible for and elects continuation coverage under COBRA (provided that such reimbursement shall terminate upon commencement of new employment by an employer that offers health care coverage to its employees). In consideration for the Company’s willingness to enter into an amended and restated employment agreement with Mr. Arends, he relinquished the excise tax gross-up provision which was contained in the retention agreement.

Compensation of Directors

The Compensation Committee is responsible for periodically reviewing and recommending to the Board of Directors the compensation of our independent directors. The following table summarizes compensation earned during 2021 by each of our directors, except Mr. Horowitz, who served as our Executive Director since August 21, 2017 and as our Executive Chairman since April 9, 2019 and whose compensation is reflected in the Summary Compensation Table:

2021 Director Compensation (1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Total ($)
Dennis Cline	37,500	45,300	60,400	143,200
Donald Cogsville	37,500	45,300	60,400	143,200
M. Wayne Wisehart	37,500	45,300	60,400	143,200
(1)	Includes only those columns relating to compensation awarded to, earned by, or paid to non-employee directors for their services.
(2)

The amounts in the stock awards column reflect the aggregate grant fair value of stock awards granted to directors in 2021 in accordance with ASC Topic 718. These amounts do not reflect whether the director has actually realized or will realize a financial benefit from the awards (such as by vesting in a restricted stock).

The aggregate number of equity awards outstanding as of December 31, 2021 were:

Name	Stock Awards (#)	Option Awards (#)	Total
Dennis Cline	60,000	75,000	135,000
Donald Cogsville	60,000	75,000	135,000
M. Wayne Wisehart	60,000	75,000	135,000

In October 2021, based upon the elections of the individual directors at our 2021 annual meeting of stockholders and in accordance with Marchex’s previously announced director compensation policy: (i) the Company granted (i) 15,000 restricted shares of Class B common stock at a purchase price of $.01 per share; and (ii) 20,000 options at an exercise price of $3.02 per share, the exercise price being the closing price of the Company’s stock price on October 1, 2021, in each case under Marchex’s 2012 Stock Incentive Plan to each of Marchex’s directors as compensation for their annual board service. Fifty percent (50%) of such shares of restricted stock and options shall vest on the first and second annual anniversary of the grant date, respectively, and with vesting in full upon a Change in Control in each case assuming continued service on Marchex’s Board of Directors for such period. In addition, Marchex agreed to pay $7,500 in cash per quarter for each independent directors’ annual director service.

ITEM  12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

To the Company’s knowledge, the following table sets forth information regarding the beneficial ownership of our Class A common stock and Class B common stock as of April 25, 2022 by:

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

Percentage of beneficial ownership is based on 4,660,927 shares of our Class A common stock and 37,652,822 shares of our Class B common stock outstanding as of April 25, 2022. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or restricted stock units held by that person that are currently exercisable or exercisable or issuable upon vesting within 60 days of April 25, 2022, are deemed outstanding. These shares are not, however, deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as otherwise noted below, the address for each beneficial owner listed below is c/o Marchex, Inc., 520 Pike Street, Suite 2000, Seattle, Washington 98101.

	Shares Beneficially Owned				% Total
	Class A Common Stock		Class B Common Stock		Voting
Name and, as appropriate, Address of Beneficial Owner	Shares	%	Shares	%	Power (1)
5% Security Holders:
Edenbrook Capital, LLC (2)	—	—	14,524,634	38.6	9.4
116 Radio Circle
Mount Kisco, NY 10549
B. Riley Financial, Inc. (3)	—	—	3,017,496	8.0	2.0
11100 Santa Monica Blvd., Suite 800
Los Angeles, CA 90025
Renaissance Technologies LLC (4)	—	—	2,159,865	5.7	1.4
800 Third Avenue
New York, NY 10022
Harbert Discovery Fund, LP (5)	—	—	1,355,958	3.7	*
2100 Third Avenue North, Suite 600
Birmingham, AL 35203
Named Executive Officers and Directors:
Michael Arends (6)	—	—	1,229,229	3.3	*
Dennis Cline (7)	—	—	230,260	*	*
Donald Cogsville(8)	—	—	105,623	*	*
Russell C. Horowitz (9)	4,660,927	100.0	866,731	2.3	76.1
Ryan Polley (10)	—	—	221,563	*	*
John Roswech (11)	—	—	448,438	1.2	*
M. Wayne Wisehart (12)	—	—	366,145	*	*
All directors and executive officers as a group (7 persons) (12)	4,660,927	100.0	3,467,988	9.2	77.8

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

(2)

Based on the most recently available Form 4 filed with the SEC on November 23, 2021 by Edenbrook Capital, LLC (“Edenbrook”); Jonathan Brolin (“Brolin”), an individual; and Edenbrook Long Only Value Fund, LP (“Edenbrook Fund”). Edenbrook and Brolin report beneficial ownership and shared voting and dispositive power of 14,524,634 shares of our Class B common stock. Edenbrook Long Only Value Fund, LP reports beneficial ownership of 13,202,296 shares of our Class B common stock.

(3)

Based on the most recently available Schedule 13G filed with the SEC on February 11, 2022 by B. Riley Financial Inc. (“BRF”); B. Riley Securities, Inc. (“BRS”); BRF Investments, LLC (“BRFI”); and Bryant R. Riley (“Riley”). BRF and Riley report beneficial ownership and shared voting and dispositive power of 3,017,456 shares of our Class B common stock. BRS reports beneficial ownership and shared voting and dispositive power of 1,479,207 shares of our Class B common stock. BRFI reports beneficial ownership and shared voting and dispositive power of 1,538,289 shares of our Class B common stock.

(4)

Based on the most recently available Schedule 13G/A filed with the SEC on February 11, 2022 by Renaissance Technologies LLC ("Renaissance") and Renaissance Technologies Holdings Corporation ("Renaissance Holdings Corporation"). Renaissance and Renaissance Holdings Corporation report beneficial ownership of 2,159,865 shares of our Class B common stock, sole voting power as to 2,009,964 shares of our Class B common stock, and sole dispositive power as to 2,159.865 shares of our Class B common stock.

(5)

Based on the most recently available Schedule 13D filed with the SEC on March 8, 2021 by Harbert Discovery Fund, LP; Harbert Discovery Fund GP, LLC; Harbert Fund Advisors, Inc.; Harbert Management Corporation; Jack Bryant; Kenan Lucas; and Raymond Harbert report beneficial ownership and shared voting and dispositive power of 1,355,958 shares of our Class B common stock.

(6)

Includes: (1) 386,500 shares of restricted stock subject to vesting; (2) 14,375 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2022, (3) 18,100 shares of Class B common stock held in an Individual Retirement Account for the benefit of Mr. Arends; and (4) 6,500 shares of Class B common stock held in an Individual Retirement Account for the benefit of Diana Arends, Mr. Arends’ wife.

(7)

Includes: (1) 22,500 shares of restricted stock subject to vesting; (2) 45,000 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2022; (3) 28,500 shares of our Class B common stock held by DMC Investments, LLC, a limited liability company of which Mr. Cline is the managing member; and (4) 10,000 shares of our Class B common stock held by the Colburn Cline Trust for the benefit of Colburn Cline, the son of Mr. Cline, for which shares Mr. Cline disclaims beneficial ownership.

(8)

Includes: (1) 22,500 shares of restricted stock subject to vesting; and (2) 45,000 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2022.

(9)

Includes: (1) 4,660,927 shares of our Class A common stock held by MARRCH Investments, LLC; (2) 293,750 shares of restricted stock subject to vesting; (3) 22,813 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2022; and (4) 5,000 shares of Class B common stock held in an Individual Retirement Account for the benefit of Mr. Horowitz. Mr. Horowitz is the managing member of MARRCH Investments, LLC and, as such, may be deemed to exercise voting and investment power over the shares held by all of these entities.

(10)

Includes 77,500 shares of restricted stock subject to vesting; and (2) 76,563 shares of Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2022.

(11)

Includes 161,667 shares of restricted stock subject to vesting; and (2) 123,438 shares of Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2022.

(12)

Includes 22,500 shares of restricted stock subject to vesting; and (2) 45,000 shares of Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2022.

(13)

Includes an aggregate of: (1) 4,660,927 shares of our Class A common stock; (2) 3,095,800 shares of our Class B common stock which includes 10,000 shares for which beneficial ownership has been disclaimed; and (3) 372,188 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2022.

Equity Compensation Plans

Amended and Restated 2003 Stock Incentive Plan. Our 2003 Stock Incentive Plan was adopted by our Board of Directors and approved by our stockholders on March 30, 2004 (the “2003 Stock Plan”). The 2003 Stock Plan provided for the granting of shares of Class B common stock to employees, directors, and consultants of Marchex, its affiliates and strategic partners and provided for the following types of grants:

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

2012 Stock Incentive Plan. Our 2012 Stock Incentive Plan was adopted by our Board of Directors and approved by our stockholders on May 4, 2012 (the “2012 Stock Plan”). The 2012 Stock Plan provides for the granting of shares of Class B common stock to employees, directors, and consultants of Marchex, its affiliates and strategic partners and provides for the following types of grants:

•	incentive stock options within the meaning of Section 422 of the Internal Revenue Code, sometimes known as ISOs;
•	non-statutory stock options, which are options not intended to qualify as ISOs, sometimes known as non-qualified options;
•	right to purchase shares pursuant to restricted stock purchase agreements; and
•	restricted stock units.

No further awards will be made under the 2012 Stock Plan after December 31, 2021.

2021 Stock Incentive Plan. Our 2021 Stock Incentive Plan was adopted by our Board of Directors and approved by our stockholders on October 1, 2021 (the “2021 Stock Plan”). The 2021 Stock Plan provides for the granting of shares of Class B common stock to employees, directors, and consultants of Marchex, its affiliates and strategic partners and provides for the following types of grants:

•	incentive stock options within the meaning of Section 422 of the Internal Revenue Code, sometimes known as ISOs;
•	non-statutory stock options, which are options not intended to qualify as ISOs, sometimes known as non-qualified options;
•	right to purchase shares pursuant to restricted stock purchase agreements; and
•	restricted stock units.

2014 Employee Stock Purchase Plan. Our 2014 employee stock purchase plan was adopted by our Board of Directors and approved by our stockholders on May 3, 2013 (the “2014 Employee Stock Purchase Plan”). The 2014 Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and permits eligible employees to purchase our Class B common stock for amounts up to 15% of their compensation in purchase periods under the plan. Under the 2014 Employee Stock Purchase Plan, no employee will be permitted to purchase stock worth more than $25,000 in any calendar year, valued as of the first day of each purchase period. We have authorized an aggregate of 225,000 shares of our Class B common stock for issuance under the 2014 Employee Stock Purchase Plan to participating employees. The 2014 Employee Stock Purchase Plan provides for purchase periods which shall be determined by the Board of Directors and the purchase price of shares of Class B common stock available under the purchase plan shall be equal to 95% of the closing price of the shares of Class B common stock on the last business day of each purchase period.

Equity Compensation Plan Information

The following table sets forth certain information regarding our Class B common stock that may be issued upon exercise of options, warrants and other rights under all of our existing equity compensation plans as of December 31, 2021:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (#) (a)		Weighted average exercise price of outstanding options, warrants and rights ($) (b)		Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (#) (c)
Equity compensation plans approved by security holders:
2003 amended and restated stock incentive plan, as amended (1)	23,638		4.40		—
2012 stock incentive plan (2)	4,133,728	(3)	3.41	(4)	—
2014 employee stock purchase plan	—		—		41,982
Total	4,157,366		3.41	(4)	41,982

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

(3)	Consists of stock options to purchase 3,580,446 shares of Class B common stock and restricted stock units representing the right to purchase 553,282 shares of our Class B common stock.
(4)	Calculated exclusive of outstanding restricted stock units.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Accounting Fees and Services

During fiscal years 2020 and 2021, Moss Adams provided professional services in the following categories and amounts:

Fee Category	2020	2021
	($)	($)
Audit Fees (1)	539,000	465,000
Audit-Related Fees (2)	43,000	—
Tax Fees (3)	—	—
Total All Fees	582,000	465,000

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

The Audit Committee pre-approved 100% of the 2020 and the 2021 services and fees above pursuant to the pre-approval policy described below.

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

EXHIBIT INDEX

Exhibit Number	Description of Document

†31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

 †Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARCHEX, INC.

By:	/S/ MICHAEL A. ARENDS
Michael A. Arends Co-CEO (Principal Executive Officer for SEC reporting purposes)

Date: April 29, 2022