Form 10-Q
period 2022-03-31
MARCHEX INC
filed 2022-05-13
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, the registrant had 4,660,927 shares of Class A common stock, $.01 par value per share, and 37,652,822 shares of Class B common stock, $.01 par value per share, outstanding, respectively.

Marchex, Inc.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31,	March 31,
	2021	2022
Assets
Current assets:
Cash and cash equivalents	$27,086	$24,555
Accounts receivable, net	8,021	8,946
Prepaid expenses and other current assets	2,407	3,454
Total current assets	37,514	36,955
Property and equipment, net	2,817	3,702
Right-of-use lease asset	2,238	1,869
Other assets, net	986	1,000
Goodwill	17,558	17,558
Intangible assets from acquisitions, net	4,714	4,183
Total assets	$65,827	$65,267
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,363	$2,375
Accrued benefits and payroll	3,631	3,628
Other accrued expenses and current liabilities	3,869	3,912
Deferred revenue and deposits	2,016	1,685
Lease liability, current	1,794	2,311
Total current liabilities	12,673	13,911
Deferred tax liabilities	186	199
Lease liability non-current	1,466	526
Total liabilities	14,325	14,636
Commitments and contingencies - See Note 10
Stockholders’ equity:
Common stock, $0.01 par value, Authorized 137,500 shares
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at December 31, 2021 and March 31, 2022	49	49
Class B: 125,000 shares authorized; 37,391 shares issued and outstanding at December 31, 2021, including 965 shares of restricted stock; and 37,653 shares issued and outstanding at March 31, 2022, including 1,141 shares of restricted stock	374	377
Additional paid-in capital	354,155	354,863
Accumulated deficit	(303,076)	(304,658)
Total stockholders’ equity	51,502	50,631
Total liabilities and stockholders’ equity	$65,827	$65,267

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2022
Revenue	$12,980	$13,171
Expenses:
Service costs(1)(3)	5,422	4,935
Sales and marketing(1)(3)	3,637	3,165
Product development(1)(3)	5,322	3,460
General and administrative(1)(3)	2,620	2,606
Amortization of intangible assets from acquisitions(2)	1,181	531
Acquisition and disposition-related costs	45	5
Total operating expenses	18,227	14,702
Loss from operations	(5,247)	(1,531)
Interest income and other, net	(12)	(21)
Income (loss) before provision for income taxes	(5,259)	(1,552)
Income tax expense (benefit)	73	30
Net income (loss) applicable to common stockholders	$(5,332)	$(1,582)
Basic and diluted net income (loss) per Class A and Class B share applicable to common stockholders	$(0.12)	$(0.04)
Shares used to calculate basic net income (loss) per share applicable to common stockholders:
Class A	4,661	4,661
Class B	39,087	38,666
Shares used to calculate diluted net income (loss) per share applicable to common stockholders:
Class A	4,661	4,661
Class B	43,748	43,327
(1) Excludes amortization of intangibles from acquisitions
(2) Components of amortization of intangibles from acquisitions
Service costs	623	117
Sales and marketing	530	414
General and administrative	28	—
Total	$1,181	$531
(3) Components of related party support services fee recovery
Service costs	$763	$781
Sales and marketing	60	231
Product development	275	517
General and administrative	133	503
Total	$1,231	$2,032

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2020	4,661	$49	36,462	$365	—	$—	$350,960	$(298,686)	$52,688
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	223	2	—	—	30	—	32
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	744	—	744
Net loss	—	—	—	—	—	—	—	(5,332)	(5,332)
Balances at March 31, 2021	4,661	$49	36,685	$367	—	$—	$351,734	$(304,018)	$48,132

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2021	4,661	$49	37,391	$374	(23)	$—	$354,155	$(303,076)	51,502
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	285	3	—	—	13	—	16
Retirements of restricted stock	—	—	(23)	—	23	—	—	—	—
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	695	—	695
Net loss	—	—	—	—	—	—	—	(1,582)	(1,582)
Balances at March 31, 2022	4,661	$49	37,653	$377	—	$-	$354,863	$(304,658)	50,631

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	March 31,
	2021	2022
Cash flows from operating activities:
Net loss applicable to common shareholders	$(5,332)	$(1,582)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	1,608	983
Allowance for doubtful accounts and advertiser credits	27	328
Stock-based compensation	744	695
Deferred income taxes	63	47
Change in certain assets and liabilities:
Accounts receivable, net	(564)	(1,254)
Prepaid expenses, other current assets and other assets	(394)	(727)
Accounts payable	(675)	512
Accrued expenses and other current liabilities	(1,007)	(77)
Deferred revenue and deposits	(85)	(331)
Net cash used in operating activities	(5,615)	(1,406)
Investing Activities:
Purchases of property and equipment	(100)	(1,141)
Net cash used in investing activities	(100)	(1,141)
Financing Activities:
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	33	16
Net cash provided by financing activities	33	16
Net decrease in cash and cash equivalents	(5,682)	(2,531)
Cash and cash equivalents at beginning of period	33,851	27,086
Cash and cash equivalents at end of period	$28,169	$24,555
Supplemental disclosures of cash inflows within operating activities:
Foreign government paycheck assistance and rent subsidies	$150	$-
Supplemental disclosure of cash flow and non-cash information:
Cash paid for operating leases	$471	$498

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

The preparation of our unaudited Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company has used estimates related to several financial statement amounts, including revenues, allowance for doubtful accounts, allowance for advertiser credits, useful lives for property and equipment and intangible assets, valuation of intangible assets, the fair value of stock option awards, the impairment of goodwill and the valuation allowance for deferred tax assets. The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Actual results could differ from those estimates.

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other period. The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. The balance sheet at December 31, 2021 has been derived from the audited Consolidated Financial Statements at that date. This report should be read in conjunction with the Consolidated Financial Statements in our 2021 Form 10-K where we include additional information about our policies and the methods and assumptions used in our estimates.

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

Recent Accounting Pronouncements Not Yet Effective

To date, there have been no recent accounting pronouncements not yet effective that are expected to have a material impact on our Condensed Consolidated Financial Statements.

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

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. Collection on the related receivables may vary from reported information based upon third-party refinement of the estimated and reported amounts owed that occurs subsequent to period ends. The Company establishes an allowance for advertiser credits, which is included in Other accrued expenses and current liabilities in the balance sheet, using its best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services based on analysis of historical credits. The balance associated with the allowance for advertiser credits in the Company’s Condensed Consolidated Balance Sheet was $157,000 and $219,000 as of December 31, 2021 and March 31, 2022, respectively. Customer payments received in advance of revenue recognition are also contract liabilities and are recorded as deferred revenue. The deferred revenue balance in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2021 and March 31, 2022 was $2.0 million and $1.7 million, respectively. During the three months ended March 31, 2022 and 2021, revenue recognized that was included in the contract liabilities balances at the beginning of the period was $424,000 and $749,000, respectively.

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

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in other assets, net in the balance sheet. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of December 31, 2021 and March 31, 2022, the Company had $128,000 and $81,000 of net deferred contract costs, respectively, and the accumulated amortization associated with these costs was $1.2 million and $1.3 million for the periods ended December 31, 2021 and March 31, 2022, respectively.

(3) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the three months ended March 31, 2022 and 2021, the Company operated in a single segment comprised of its core analytics and solutions services.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of December 31, 2021 and March 31, 2022, no significant long-lived assets were held by entities outside of the United States.

Revenues from customers by geographical areas are tracked on the basis of the location of the customer. The majority of the Company’s revenue and accounts receivable are derived from domestic sales to customers.

Revenues by geographic region are as follows (in percentages):

	Three Months Ended March 31,
	2021	2022
United States	98%	99%
Canada	2%	1%
Total	100%	100%

(4) Concentrations

The Company maintains substantially all of its cash and cash equivalents with two high credit quality financial institutions and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

There were no customers that represented more than 10% of consolidated revenue for the three months ended December 31, 2021 and March 31, 2022.

The Company has one customer that represents more than 10% of consolidated accounts receivable. The outstanding receivable balance for this customer is as follows (in percentages):

	December 31,	March 31,
	2021	2022
Customer A	11%	17%

(5) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2021 and March 31, 2022: cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

The following table provides information about the fair value of our cash and cash equivalents balance as of December 31, 2021 and March 31, 2022 (in thousands):

	December 31,	March 31,
	2021	2022
Level 1 Assets:
Cash	$10,725	$13,193
Money market funds	16,361	11,362
Total cash and cash equivalents	$27,086	$24,555

(6) Stockholder’s Equity

Common Stock

In November 2014, the Company’s board of directors authorized a share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the three months ended March 31, 2022 and 2021, the Company did not repurchase any Class B common stock.

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

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Three Months Ended March 31,
	2021	2022
Service costs	$8	$34
Sales and marketing	229	191
Product development	97	82
General and administrative	410	388
Total stock-based compensation	$744	$695

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the three months ended March 31, 2021 and 2022 the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and expirations. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

Three Months Ended March 31,
	2021	2022
Expected life (in years)	4.0 - 6.25	4.0 - 6.25
Risk-free interest rate	0.64%-1.16%	2.41%-2.44%
Expected volatility	50%-56%	51%-60%

Stock option activity during the three months ended March 31, 2022 is summarized as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term (in years)
Balance at December 31, 2021	3,601	$3.43	6.46
Options granted	254	2.56
Options forfeited	(49)	3.41
Options expired	(122)	3.38
Options exercised	(2)	1.66
Balance at March 31, 2022	3,682	$3.37	6.65

Restricted stock awards and restricted stock unit activity during the three months ended March 31, 2022 is summarized as follows:

	Shares/ Units (in thousands)	Weighted average grant date fair value
Unvested balance at December 31, 2021	1,518	$2.80
Granted	251	2.55
Vested	(102)	2.73
Forfeited	(15)	3.66
Unvested balance at March 31, 2022	1,652	$2.76

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

The following tables present the computation of basic net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021		2022
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss) applicable to common stockholders	$(568)	$(4,764)	$(170)	$(1,412)
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	4,661	39,087	4,661	38,666
Basic net income (loss) per share applicable to common stockholders	$(0.12)	$(0.12)	$(0.04)	$(0.04)

The following tables present the computation of diluted net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021		2022
	Class A	Class B	Class A	Class B
Diluted net income (loss) per share
Numerator:
Net loss applicable to common stockholders	$(568)	$(4,764)	$(170)	$(1,412)
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares	—	(568)	—	(170)
Diluted net income (loss) applicable to common stockholders	$(568)	$(5,332)	$(170)	$(1,582)
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	4,661	39,087	4,661	38,666
Conversion of Class A to Class B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	4,661	43,748	4,661	43,327
Diluted net income (loss) per share applicable to common stockholders	$(0.12)	$(0.12)	$(0.04)	$(0.04)

For the three months ended March 31, 2021 and March 31, 2022, the computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•	As of March 31, 2021 and 2022, outstanding options to acquire 3,634 and 3,684 shares, respectively of Class B common stock.
•	As of March 31, 2021 and 2022, 1,148 and 1,141 shares of unvested Class B restricted common shares, respectively.
•	As of March 31, 2021 and 2022, 399 and 511 restricted stock units, respectively.

(8) Supplemental Financial Statement Information

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	March 31,
	2021	2022
Computer and other related equipment	$13,373	$14,536
Purchased and internally developed software	2,483	2,893
Furniture and fixtures	1,271	1,271
Leasehold improvements	1,732	1,732
Construction in progress	769	404
	$19,628	$20,836
Less: Accumulated depreciation and amortization	(16,811)	(17,134)
Property and equipment, net	$2,817	$3,702

We capitalize certain software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include (i) external direct costs of materials and services utilized in developing computer software, (ii) compensation and related benefits for employees who are directly associated with the software projects. Capitalized software costs are amortized on a straight-line basis when placed into service over the estimated useful life of the software, generally averaging three years. We capitalized software development costs of $261,000 for the three months ended March 31, 2022.

Depreciation and amortization expense related to property and equipment was approximately $359,000 and $317,000 for the three months ended March 31, 2021 and 2022, respectively.

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

The Company’s lease agreement with respect to office space in Seattle, Washington, as amended, expires on March 31, 2025. The Company has the option to terminate the lease in March 2023, subject to satisfaction of certain conditions, including a payment of a termination fee of approximately $671,000. In addition, as part of the agreement, the lessor paid towards the cost of certain leasehold improvements (“landlord contribution”) of which the Company could use approximately $180,000 of unused landlord contribution as a credit against any payment obligation under the lease. In the second quarter of 2019, the Company requested the $180,000 landlord contribution from the lessor as a reimbursement towards certain leasehold improvements and received those funds in the third quarter of 2019. In the first quarter of 2018, the lessor paid $373,000 towards certain leasehold improvements which the Company accounted for as a lease incentive and is amortizing as a reduction of rent expense over the lease term. Additionally, in April 2018, the lessor refunded the previously provided security deposit and the Company provided a letter of credit to the lessor in the amount of $575,000, which will be reduced by $100,000 annually starting in April 2019.  Additionally, in the third quarter of 2020, the Company concluded that exercising its option to terminate this office lease in March 2023 had met the reasonably certain threshold and as such, the Company remeasured its ROU asset and liability associated with this lease as of September 30, 2020 based on the expected termination fee payment of approximately $671,000 and a lease termination date of March 2023. The remaining lease obligation is classified within lease liability, current on our Condensed Consolidated Balance Sheet.

The Company’s lease agreement with respect to office space in Mississauga, Canada commenced in November 2016, with a lease term of 60 months, expiring on November 30, 2021. During the third quarter of 2021, the Company entered into a lease extension to extend the lease on a month-to-month basis upon expiration of the current lease. We have elected to apply the short-term lease exemption.

The Company commenced a new lease for an office space in Wichita, Kansas in June 2020 which continues for a period of 66 months, which we have determined as our expected lease term, and an option to extend the term for two additional periods of three years each. The Company has the option to terminate the lease pursuant to certain terms as specified in the lease without any termination fees if notice is provided.

Lease cost recognized in the Company’s Condensed Consolidated Statements of Operations and other information is summarized as follows (in thousands):

	Three Months Ended March 31,
	2021	2022
Operating lease cost	$471	$443
Short-term operating lease cost	-	40
Total operating lease cost	$471	$483
Other information:
Weighted-average remaining lease term - operating leases	2.6 years	1.7 years
Weighted-average discount rate - operating leases (1)	4.8%	4.8%

(1)

The discount rate used to compute the present value of total lease liabilities as of March 31, 2022 was based on the Company's estimated incremental borrowing rate of similar secured borrowings available to the Company as of the commencement date of lease.

As of March 31, 2022, the Company’s operating lease liabilities were as follows (in thousands):

Total
Gross future operating lease payments	$2,953
Less: imputed interest	(116)
Present value of total operating lease liabilities	2,837
Less: current portion of operating lease liabilities	(2,311)
Total long-term operating lease liabilities	$526

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

	Facilities and other operating leases (1)	Other contractual obligations	Total
2022	1,409	826	2,235
2023	1,161	514	1,675
2024	209	104	313
2025	174	—	174
Total minimum payments	$2,953	$1,444	$4,397
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

Taxes

The Company determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2021 and March 31, 2022. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

(11) Identifiable Intangible Assets from Acquisitions

Identifiable intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(6,679)	$(3,430)	$2,909
Technologies	9,369	(6,905)	(1,062)	1,402
Non-compete agreements	3,409	(2,660)	(346)	403
Tradenames	734	(613)	(121)	-
Total identifiable intangible assets from acquisition	$26,530	$(16,857)	$(4,959)	$4,714

	As of March 31,2022
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(7,059)	$(3,430)	$2,529
Technologies	9,369	(7,022)	(1,062)	1,285
Non-compete agreements	3,409	(2,694)	(346)	$369
Tradenames	734	(613)	(121)	-
Total identifiable intangible assets from acquisition	$26,530	$(17,388)	$(4,959)	$4,183

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Customer relationships, acquired technologies, tradenames, and non-compete agreements have a weighted average useful life from date of purchase of 5 years, 3-5 years, 2 years, 1-3 years, respectively. Based upon the current amount of acquired identifiable intangible assets subject to amortization, the estimated remaining amortization expense for the next three years is as follows: $1.6 million in 2022, $2.0 million in 2023, and $602,000 in 2024.

(12) Support Service Fees

In connection with our October 2020 divestiture, the Company entered into an administrative support services agreement with the related party purchaser pursuant to which the Company will provide services to the related party purchaser for a support service fee. The Company recognized $2.0 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively, in support service fees. The support service fees are included in the Company’s Condensed Consolidated Statements of Operations, net of the related expenses, within Service costs, Sales and marketing, Product development, and General and administrative.  As of March 31, 2022, the net amount due from the purchaser of $746,000 is included in the Company’s Condensed Consolidated Balance Sheet within Prepaid expenses and other current assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions, dispositions, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements we make. There are a number of important factors that could cause the actual results of Marchex to differ materially from those indicated by such forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended, and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic may amplify many of these risks. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

o

Marchex Engage for Automotive. This 2021-award-winning-sales engagement product for automotive dealers unlocks the content of conversations with car buyers who have shown high purchase consideration and enables sellers to prioritize their best leads, deliver a better buying experience for consumers and take the right actions to sell more vehicles. Integration with leading dealer CRM systems enables sellers to make outbound calls via click-to-call from within the CRM and frees up their time by automatically updating the CRM with enriched leads as they complete each inbound or outbound conversation. Marchex Engage for Automotive was the 2021 recipient of the Product of the Year award by the BIG Awards for Business and the Sales and Marketing Technology Awards.

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

Supporting and Growing the Number of Customers Using Our Products and Services. We plan to continue invest in technology initiatives which we believe will enable us to access an wider base of businesses by offering our products to a new array of channel partners.  Through these initiatives Marchex can now integrate with businesses existing communication providers or telephony infrastructure providers to offer its products and services. Increasingly, Marchex customers will no longer have to access separate telephony infrastructure to engage with our conversational intelligence suite of products but will instead be able to choose to access our products from within their existing communications provider of choice. We also plan to continue to provide a consistently high level of service and support to our conversational intelligence solutions customers and we will continue to focus on helping them achieve their return on investment goals. We are focused on increasing our customer base through our direct sales and marketing efforts, including strategic sales, inside sales, and additional partnerships with resellers.

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

We were incorporated in Delaware on January 17, 2003.

We have offices in Seattle, Washington; Wichita, Kansas; and Mississauga, Canada.

Recent Developments

New Product Launch

In March 2022, Marchex announced that it has launched Marchex Conversation DNA. This core technology enables voice and text conversation decoding, scoring, categorization and signal delivery across every Marchex conversation intelligence product. Conversation DNA uses Marchex’s proprietary AI infrastructure built to uncover relevant insights – such as what customers want and what they are searching for – from a library of more than one billion minutes of voice conversations and hundreds of millions of text messages the company processes each year. These valuable AI signals can help businesses understand how to anticipate customer needs in order to deliver highly personalized experiences.

Business Update

Our revenue grew $191,000, or 1%, on a year-on-year basis as we experienced an increase in conversational volumes. We believe our revenue growth continues to be impacted by the lingering issues related to the resurgence of new COVID-19 variants, supply chain disruptions and labor shortages. However, we are opening more opportunities with our existing and new customers through multiple product offerings and our continued product innovation.

Our operating expenses continue to benefit as we make advancements in our technology infrastructure and cloud initiatives. Moving portions of our technology infrastructure to the cloud enables us to innovate through scale and a common architecture.

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

Results of Operations

The following table presents revenue and results from operations and as a percentage of revenue (in thousands):

	Three Months Ended March 31, 2021	% of revenue	Three Months Ended March 31, 2022	% of revenue
Revenue	$12,980	100%	$13,171	100%
Expenses:
Service costs	5,422	42%	4,935	37%
Sales and marketing	3,637	28%	3,165	24%
Product development	5,322	41%	3,460	26%
General and administrative	2,620	20%	2,606	20%
Amortization of intangible assets from acquisitions	1,181	9%	531	4%
Acquisition and disposition-related costs (benefit)	45	0%	5	0%
Total operating expenses	18,227	140%	14,702	112%
Loss from operations	(5,247)	-40%	(1,531)	-12%

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Three Months Ended March 31,
	2021	2022
Service costs	$8	$34
Sales and marketing	229	191
Product development	97	82
General and administrative	410	388
Total stock-based compensation	$744	$695

See Note 6. Stockholder’s Equity of the Notes to Condensed Consolidated Financial Statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Revenue

Revenue increased 1% from $13.0 million for the three months ended March 31, 2021 to $13.2 million for the three months ended March 31, 2022. The three months ended March 31, 2022 benefited from modestly higher call volumes in the first quarter of 2022 as compared to 2021.

In the short term, we expect our revenues to be similar to modestly higher compared to the most recent quarters as we typically experience higher conversational volumes in the late spring and summer months. In addition, we will continue to monitor the potential volume changes as the business disruption caused by the continuing coronavirus pandemic evolves and macroeconomic conditions unfold. We expect our results to be volatile in the near-term as the pandemic and other macroeconomic impacts continues to be unpredictable.

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

Expenses

Service Costs. Service costs decreased $487,000, or 9%, from $5.4 million for the three months ended March 31, 2021 to $4.9 million for the three months ended March 31, 2022. As a percentage of revenues, service costs were 42% and 37% for the three months ended March 31, 2021 and March 31, 2022, respectively. The decrease in dollars was primarily due to lower network costs due to our infrastructure initiatives, which include cloud migration initiatives, certain platform integrations and other initiatives of $432,000. Additionally, the decrease in dollars benefited from $276,000 higher support service fees recovery. These were partially offset by $164,000 of higher personnel costs. We expect in the near and intermediate term that service costs in absolute dollars will be similar to modestly higher in relation to the most recent period. There may be a positive impact on service costs as a percentage of revenue and further benefit in the event we generate contribution from new launches of analytics products and sales engagement solutions.

Sales and Marketing. Sales and marketing expenses decreased 13% from $3.6 million for the three months ended March 31, 2021 to $3.2 million for the three months ended March 31, 2022. As a percentage of revenue, sales and marketing expenses were 28% and 24% for the three months ended March 31, 2021 and 2022, respectively. The net decrease in dollars and as a percentage of revenue was primarily attributable to higher support service fees recovery of $220,000, lower marketing costs of $202,000, and lower personnel and outside service provider and stock-based compensation of $72,000. We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to increase slightly as revenue increase. We also expect, to the extent that we increase our marketing activities, this could correspondingly also cause an increase as a percentage of revenue. We also believe going forward our travel related costs will increase slightly as pandemic related restrictions lift.

Product Development. Product development expenses decreased 35% from $5.3 million for the three months ended March 31, 2021 to $3.5 million for the three months ended March 31, 2022. As a percentage of revenue, product development expenses were 41% and 26% for the three months ended March 31, 2021 and 2022, respectively. The net decrease in dollars and as a percentage of revenue was primarily attributable to a net decrease in personnel and outside service provider and stock-based compensation totaling $1.3 million and higher support services fee recovery of $494,000. We expect that product development expenses will be relatively stable in absolute dollars in the near term due to our technology infrastructure and cloud initiatives offset by an increase in the number of personnel and consultants to enhance our service offerings.

General and Administrative. General and administrative expenses of $2.6 million for the three months ended March 31, 2022 was flat as compared to the three months ended March 31, 2021. As a percentage of revenue, general and administrative expenses were 20%  for the three months ended March 31, 2021 and 2022, respectively. We recognized higher support services fee recovery of $87,000 which was partially offset by higher amortization of $72,000 related to hosting software licensing arrangements. We also expect our general and administrative expenses to increase to the extent that we expand our operations and incur additional costs in connection with being a public company and regulatory updates including expenses related to professional fees and insurance, as well as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price. In addition, we anticipate that our general and administrative expenses may be adversely impacted by the continuing COVID-19 pandemic at least for the near term.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $1.2 million and $531,000 for the three months ended March 31, 2021 and 2022, respectively. The amortization of intangibles related to service costs, sales and marketing and general and administrative expenses.

Income Tax (Benefit). The income tax expense (benefit) for the three months ended March 31, 2021 and 2022 was $73,000 and $30,000, respectively. The income tax expense for the three months ended March 31, 2022 consisted primarily of U.S. state income tax expense. The effective tax rate differed from the expected tax rate of 21% due to a full valuation allowance, and to a lesser extent due to state income taxes, foreign rate differential, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible amounts.

At March 31 2022, based on all the available evidence, both positive and negative, we determined that it is not more likely than not that our deferred tax assets (including Canadian deferred tax assets) will be realized and accordingly, we have recorded a 100% valuation allowance of $54.0 million against our net deferred tax assets $55.4 million of deferred tax assets that are partially offset by $1.1 million in reversing deferred tax liabilities). This compares to a 100% valuation allowance of $53.0 million at December 31, 2021 ($53.9 million of deferred tax assets that are partially offset by $1.0 million in reversing deferred tax liabilities). In assessing the realizability of deferred tax assets, based on all the available evidence, both positive and negative, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as the Company’s history of taxable income or losses in the relevant jurisdictions in making this assessment.

Net Income (Loss). Net loss was $5.3 million for the three months ended March 31, 2021 and a net loss of $1.6 million for the three months ended March 31, 2022. The decrease in the net loss for the three months ended March 31, 2022 was primarily attributable to lower operating expenses of $3.5 million in the product development, service cost, and sales and marketing functional areas.

Liquidity and Capital Resources

As of December 31, 2021, and March 31, 2022, we had cash and cash equivalents of $27.1 million and $24.6 million, respectively. As of March 31, 2022,  we had long-term contractual obligations of $4.4 million, of which $3.0 million is for rent under our facility operating leases.

Cash used in operating activities was $1.4 million for the three months ended March 31, 2022. The cash used in operating activities was primarily a result of a net loss of $1.6 million adjusted for non-cash items of $2.1 million, which primarily included depreciation and amortization and stock-based compensation, and changes in working capital of $1.9 million, which primarily included increases in accounts receivable and prepaid expense and other current assets offset by an increase in accounts payable account balances.

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

Cash used in investing activities for the three months ended March 31, 2022 and March 31, 2021 was $1.1 million and $100,000, respectively. The cash used was primarily attributable to cash paid for purchases of property and equipment for our technology infrastructure platform as well as capitalized software development costs.

We expect property and equipment purchases in the near and intermediate term to be similar to or modestly lower compared to our most recent periods. We expect any increase to our operations to have a corresponding increase in expenditures for our systems and personnel. We expect our expenditures for product development initiatives will be relatively stable to modestly higher in the near and intermediate term and increase in the longer term in absolute dollars with any acceleration in development activities and as we increase the number of personnel and consultants to enhance our service offerings. In the intermediate to long term, we also expect to increase the number of personnel supporting our sales and marketing and related growth initiatives.

Cash provided by financing activities for the three months ended March 31, 2022 and March 31, 2021 was $16,000 and $33,000, respectively. The cash provided was primarily attributable to proceeds from stock options and the employee stock purchase program.

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

We determined that it is not more likely than not that our deferred tax assets (excluding certain insignificant Canadian deferred tax assets) will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2021 and March 31, 2022. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer/principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer/principal financial officer has concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 outbreak. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.

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

The global health and economic implications of this pandemic has had and is expected to continue to have significant impacts on our business, operations and future financial performance at least for the near term. As a result of the scale of the continuing COVID-19 pandemic and the speed at which the global community has been impacted, including as a result of continuing global supply chain disruptions and constraints, our quarterly and annual revenue trends or growth rates and expenses as a percentage of our revenues may differ significantly from our historical trends and rates, and our future operating results may fall below expectations.

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

We had an accumulated deficit of $305 million as of March 31, 2022. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

We received approximately 30% of our revenue from our five largest customers for the three months ended March 31, 2022, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 30% of our total revenues for the three months ended March 21, 2022. In particular, our customers in the automotive and related services sectors account for a significant portion of our revenue.

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

We store and transmit data and information about our customers and their respective users. We also work with vendors and partners who may come into contact with certain data, such as carriers, colocation facilities, and data processing and storage providers. We deploy security measures to protect this data and information, as do the third parties we utilize to assist in data and information processing and storage. Our security measures and those of the third parties we partner with to assist in data and information storage, as well as to assist in the delivery of services to our customers, may suffer breaches. Security breaches of our data storage systems or our third-party colocation and technology providers we utilize to process and store data and information relating to our customers and their respective users could expose us to significant potential liability. Similarly, security breaches of our vendors and partners, or ineffective data security by our vendors or partners, may result in similar significant liability. In addition, security breaches, actual or perceived, could result in legal liability, government fines, and the loss of customers that could potentially have an adverse effect on our business. Our liability insurance coverage may not be adequate to compensate us for all costs and liabilities that we may incur as a result of a security breach, and our insurers may not be able or may decline to do so for a variety of reasons.

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

Our performance is largely dependent upon the talents and efforts of highly skilled individuals. In order to fully implement our business plan, we will need to retain our current qualified personnel, as well as attract and retain additional qualified personnel. Thus, our success will, in significant part, depend upon our retention of current personnel as well as the efforts of personnel not yet identified and upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. We are also dependent on managerial and technical personnel to the extent they may have knowledge or information about our businesses and technical systems that may not be known by our other personnel. There can be no assurance that we will be able to attract and retain necessary personnel, particularly during the current period of unprecedented employee turnover and labor shortages impacting virtually all businesses. The failure to hire and retain such personnel could adversely affect the implementation of our business plan.

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

As of March 31, 2022 , Russell C. Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2014, we established a 2014 share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the three months ended March 31, 2022 , we did not have any share repurchases and 1,319,128 of Class B common shares may yet be purchased under the 2014 Share Repurchase Program.

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

MARCHEX, INC.

Date: May 13, 2022	By:	/s/ MICHAEL A. ARENDS
	Name:	Michael A. Arends
	Title:	Co-CEO (Principal Executive Officer for SEC reporting purposes)