Form 10-Q
period 2022-09-30
MARCHEX INC
filed 2022-11-04
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 4,660,927 shares of Class A common stock, $.01 par value per share, and 37,802,129 shares of Class B common stock, $.01 par value per share, outstanding, respectively.

Marchex, Inc.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31,	September 30,
	2021	2022
Assets
Current assets:
Cash and cash equivalents	$27,086	$23,329
Accounts receivable, net	8,021	8,437
Prepaid expenses and other current assets	2,407	2,554
Total current assets	37,514	34,320
Property and equipment, net	2,817	3,839
Right-of-use lease asset	2,238	1,119
Other assets, net	986	1,009
Goodwill	17,558	17,558
Intangible assets from acquisitions, net	4,714	3,121
Total assets	$65,827	$60,966
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,363	$1,315
Accrued benefits and payroll	3,631	4,228
Other accrued expenses and current liabilities	3,869	3,480
Deferred revenue and deposits	2,016	878
Lease liability, current	1,794	1,520
Total current liabilities	12,673	11,421
Deferred tax liabilities	186	217
Lease liability non-current	1,466	433
Total liabilities	14,325	12,071
Commitments and contingencies - See Note 10
Stockholders’ equity:
Common stock, $0.01 par value, Authorized 137,500 shares
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at December 31, 2021 and September 30, 2022	49	49
Class B: 125,000 shares authorized; 37,391 shares issued and outstanding at December 31, 2021, including 965 shares of restricted stock; and 37,740 shares issued and outstanding at September 30, 2022, including 1,022 shares of restricted stock	374	378
Additional paid-in capital	354,155	356,215
Accumulated deficit	(303,076)	(307,747)
Total stockholders’ equity	51,502	48,895
Total liabilities and stockholders’ equity	$65,827	$60,966

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2022	2021	2022
Revenue	$40,686	$39,878	$13,700	$13,197
Expenses:
Service costs(1)(3)	16,389	14,791	5,507	4,992
Sales and marketing(1)(3)	10,245	10,172	3,906	3,388
Product development(1)(3)	13,289	10,515	3,178	3,524
General and administrative(1)(3)	6,960	7,397	1,875	2,351
Amortization of intangible assets from acquisitions(2)	3,708	1,593	1,149	531
Acquisition and disposition-related costs	103	37	(18)	10
Total operating expenses	50,694	44,505	15,597	14,796
Loss from operations	(10,008)	(4,627)	(1,897)	(1,599)
Gain on loan extinguishment	5,185	—	5,185	—
Interest income and other, net	2,453	33	(21)	37
Income (loss) before provision for income taxes	(2,370)	(4,594)	3,267	(1,562)
Income tax expense (benefit)	(15)	77	(43)	(4)
Net income (loss) applicable to common stockholders	$(2,355)	$(4,671)	$3,310	$(1,558)
Basic and diluted net income (loss) per Class A and Class B share applicable to common stockholders	$(0.05)	$(0.11)	$0.07	$(0.04)
Shares used to calculate basic net income (loss) per share applicable to common stockholders:
Class A	4,661	4,661	4,661	4,661
Class B	39,213	38,735	39,246	38,861
Shares used to calculate diluted net income (loss) per share applicable to common stockholders:
Class A	4,661	4,661	4,661	4,661
Class B	43,874	43,396	44,385	43,522
(1) Excludes amortization of intangibles from acquisitions
(2) Components of amortization of intangibles from acquisitions
Service costs	$1,885	351	$610	117
Sales and marketing	1,711	1,242	539	414
General and administrative	112	—	—	—
Total	$3,708	$1,593	$1,149	$531
(3) Components of related party support services fee recovery
Service costs	$2,151	$2,208	$825	772
Sales and marketing	447	572	281	200
Product development	1,501	1,439	550	521
General and administrative	1,065	1,168	584	304
Total	$5,164	$5,387	$2,240	$1,797

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2020	4,661	$49	36,462	$365	—	$—	$350,960	$(298,686)	$52,688
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	223	2	—	—	30	—	32
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	744	—	744
Net loss	—	—	—	—	—	—	—	(5,332)	(5,332)
Balances at March 31, 2021	4,661	$49	36,685	$367	—	$—	$351,734	$(304,018)	$48,132
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	56	—	—	—	67	—	67
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	655	—	655
Net loss	—	—	—	—	—	—	—	(333)	(333)
Balances at June 30, 2021	4,661	$49	36,741	$367	—	—	$352,456	$(304,351)	$48,521
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	63	1	—	—	153	—	154
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	607	—	607
Net income	—	—	—	—	—	—	—	3,310	3,310
Balances at September 30, 2021	4,661	$49	36,804	$368	—	—	$353,216	$(301,041)	$52,592

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2021	4,661	$49	37,391	$374	(23)	$—	$354,155	$(303,076)	51,502
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	285	3	—	—	13	—	16
Retirements of restricted stock	—	—	(23)	—	23	—	—	—	—
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	695	—	695
Net loss	—	—	—	—	—	—	—	(1,582)	(1,582)
Balances at March 31, 2022	4,661	$49	37,653	$377	—	$-	$354,863	$(304,658)	50,631
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	5	—	—	—	7	—	7
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	714	—	714
Net loss	—	—	—	—	—	—	—	(1,531)	(1,531)
Balances at June 30, 2022	4,661	$49	37,658	$377	—	$-	$355,584	$(306,189)	$49,821
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	82	1	—	—	—	—	1
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	631	—	631
Net loss	—	—	—	—	—	—	—	(1,558)	(1,558)
Balances at September 30, 2022	4,661	$49	37,740	$378	—	—	$356,215	$(307,747)	$48,895

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	September 30,
	2021	2022
Cash flows from operating activities:
Net loss applicable to common shareholders	$(2,355)	$(4,671)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation	4,816	2,894
Allowance for doubtful accounts and advertiser credits	196	495
Stock-based compensation	2,007	2,034
Gain on loan extinguishment	(5,185)	—
Gain on equity investment	(59)	—
Deferred income taxes	(12)	66
Change in certain assets and liabilities:
Accounts receivable, net	(2,418)	(911)
Prepaid expenses, other current assets and other assets	(1,972)	(469)
Accounts payable	1,305	(47)
Accrued expenses and other current liabilities	(2,077)	(43)
Deferred revenue and deposits	(64)	(1,139)
Net cash used by operating activities	(5,818)	(1,791)
Investing Activities:
Purchases of property and equipment	(904)	(1,996)
Proceeds from sale of equity investment	400	—
Net cash used in investing activities	(504)	(1,996)
Financing Activities:
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	252	30
Net cash provided by financing activities	252	30
Net decrease in cash and cash equivalents	(6,070)	(3,757)
Cash and cash equivalents at beginning of period	33,851	27,086
Cash and cash equivalents at end of period	$27,781	$23,329
Supplemental disclosures of cash inflows within operating activities:
Foreign government paycheck assistance and rent subsidies	$433	$10
Settlement of a contract matter	$2,500	$-
Supplemental disclosure of cash flow and non-cash information:
Cash paid for operating leases	$1,572	$1,481
Cash paid for income taxes	$20	$38
Acquisition of property and equipment included in accounts payable and accrued liabilities	$-	$63
CARES Act loan extinguishment (financing activities)	$5,119	$-

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

The preparation of our unaudited Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company has used estimates related to several financial statement amounts, including revenues, allowance for doubtful accounts, allowance for advertiser credits, useful lives for property and equipment and intangible assets, valuation of intangible assets, the fair value of stock option awards, the impairment of goodwill, and the valuation allowance for deferred tax assets. The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Actual results could differ from those estimates.

Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other period. The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. The balance sheet at December 31, 2021 has been derived from the audited Consolidated Financial Statements at that date. This report should be read in conjunction with the Consolidated Financial Statements in our 2021 Form 10-K where we include additional information about our policies and the methods and assumptions used in our estimates.

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

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. Collection on the related receivables may vary from reported information based upon third-party refinement of the estimated and reported amounts owed that occurs subsequent to period ends. The Company establishes an allowance for advertiser credits, which is included in Other accrued expenses and current liabilities in the balance sheet, using its best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services based on analysis of historical credits. The balance associated with the allowance for advertiser credits in the Company’s Condensed Consolidated Balance Sheet was $157,000 and $212,000 as of December 31, 2021 and September 30, 2022, respectively. Customer payments received in advance of revenue recognition are also contract liabilities and are recorded as deferred revenue. The deferred revenue balance in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2021 and September 30, 2022 was $2.0 million and $940,000, respectively. During the nine months ended September 30, 2022 and 2021, revenue recognized that was included in the contract liabilities balances of the period was $1.1 million and $1.3 million, respectively. During the three months ended September 30, 2022 and 2021, revenue recognized that was included in the contract liabilities balances at the beginning of the period was $436,000 and $176,000, respectively.

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

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in other assets, net in the balance sheet. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of December 31, 2021 and September 30, 2022, the Company had $128,000 and $91,000 of net deferred contract costs, respectively, and the accumulated amortization associated with these costs was $1.2 million and $1.5 million for the periods ended December 31, 2021 and September 30, 2022, respectively.

(3) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the three and nine months ended September 30, 2022 and 2021, the Company operated in a single segment comprised of its core analytics and solutions services.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of December 31, 2021 and September 30, 2022, no significant long-lived assets were held by entities outside of the United States.

Revenues from customers by geographical areas are tracked on the basis of the location of the customer. The majority of the Company’s revenue and accounts receivable are derived from domestic sales to customers.

Revenues by geographic region are as follows (in percentages):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2022	2021	2022
United States	99%	99%	99%	99%
Canada	1%	1%	1%	1%
Total	100%	100%	100%	100%

(4) Concentrations

The Company maintains substantially all of its cash and cash equivalents with two high credit quality financial institutions and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

There were no customers that represented more than 10% of consolidated revenue for the three and nine months ended September 30, 2022 and 2021.

The Company has one customer that represents more than 10% of consolidated accounts receivable. The outstanding receivable balance for this customer is as follows (in percentages):

	December 31,	September 30,
	2021	2022
Customer A	11%	20%

(5) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2021 and September 30, 2022: cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

The following table provides information about the fair value of our cash and cash equivalents balance as of December 31, 2021 and September 30, 2022 (in thousands):

	December 31,	September 30,
	2021	2022
Level 1 Assets:
Cash	$10,725	$11,929
Money market funds	16,361	11,400
Total cash and cash equivalents	$27,086	$23,329

(6) Stockholder’s Equity

Common Stock

In November 2014, the Company’s board of directors authorized a share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the three and nine months ended September 30, 2022 and 2021, the Company did not repurchase any Class B common stock.

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

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2022	2021	2022
Service costs	$15	$125	$3	$46
Sales and marketing	663	596	213	205
Product development	230	216	45	58
General and administrative	1,099	1,097	347	316
Total stock-based compensation	$2,007	$2,034	$608	$625

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the three and nine months ended September 30, 2022 and 2021 the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and expirations. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2022	2021	2022
Expected life (in years)	4.0 - 6.25	4.0 - 6.25	4.0 - 6.25	4.0 - 6.25
Risk-free interest rate	0.64% - 1.16%	2.41% - 4.30%	0.76% - 1.15%	4.18% - 4.30%
Expected volatility	50% - 58%	51% - 63%	50% - 58%	52% - 63%

Stock option activity during the nine months ended September 30, 2022 is summarized as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term (in years)
Balance at December 31, 2021	3,601	$3.43	6.46
Options granted	518	2.29
Options forfeited	(126)	3.14
Options expired	(419)	3.70
Options exercised	(2)	1.66
Balance at September 30, 2022	3,572	$3.24	6.87

Restricted stock awards and restricted stock unit activity during the nine months ended September 30, 2022 is summarized as follows:

	Shares/ Units (in thousands)	Weighted average grant date fair value
Unvested balance at December 31, 2021	1,518	$2.80
Granted	405	2.32
Vested	(298)	2.39
Forfeited	(22)	3.66
Unvested balance at September 30, 2022	1,603	$2.78

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

The following tables present the computation of basic net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2021		2022
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(250)	$(2,105)	$(502)	$(4,169)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	39,213	4,661	38,735
Basic net loss per share applicable to common stockholders	$(0.05)	$(0.05)	$(0.11)	$(0.11)

	Three Months Ended September 30,
	2021		2022
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss) applicable to common stockholders	$345	$2,965	$(167)	$(1,391)
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	4,661	39,246	4,661	38,861
Basic net income (loss) per share applicable to common stockholders	$0.07	$0.07	$(0.04)	$(0.04)

The following tables present the computation of diluted net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2021		2022
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(250)	$(2,105)	$(502)	$(4,169)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(250)	—	(502)
Diluted net loss applicable to common stockholders	$(250)	$(2,355)	$(502)	$(4,671)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	39,213	4,661	38,735
Conversion of Class A to Class B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding used to calculate diluted net loss per share	4,661	43,874	4,661	43,396
Diluted net loss per share applicable to common stockholders	$(0.05)	$(0.05)	$(0.11)	$(0.11)

	Three Months Ended September 30,
	2021		2022
	Class A	Class B	Class A	Class B
Diluted net income (loss) per share
Numerator:
Net loss applicable to common stockholders	$345	$2,965	$(167)	$(1,391)
Reallocation of net income (loss) for Class A shares as a result of conversion of Class A to Class B shares	—	345	—	(167)
Diluted net income (loss) applicable to common stockholders	$345	$3,310	$(167)	$(1,558)
Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	4,661	39,246	4,661	38,861
Weighted average stock options and common shares subject to repurchase or cancellation	—	478	—	-
Conversion of Class A to Class B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	4,661	44,385	4,661	43,522
Diluted net income (loss) per share applicable to common stockholders	$0.07	$0.07	$(0.04)	$(0.04)

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•	As of September 30, 2021 and 2022, outstanding options to acquire 3,531 and 3,572 shares, respectively of Class B common stock.
•	As of September 30, 2021 and 2022, 1,042 and 1,022 shares of unvested Class B restricted common shares, respectively.
•	As of September 30, 2021 and 2022, 346 and 581 restricted stock units, respectively.

(8) Supplemental Financial Statement Information

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	September 30,
	2021	2022
Computer and other related equipment	$13,373	$14,624
Purchased and internally developed software	2,483	3,090
Furniture and fixtures	1,271	1,271
Leasehold improvements	1,732	1,732
Construction in progress	769	968
	$19,628	$21,685
Less: Accumulated depreciation and amortization	(16,811)	(17,846)
Property and equipment, net	$2,817	$3,839

We capitalize certain software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include (i) external direct costs of materials and services utilized in developing computer software, (ii) compensation and related benefits for employees who are directly associated with the software projects. Capitalized software costs are amortized on a straight-line basis when placed into service over the estimated useful life of the software, generally averaging three years. We capitalized software development costs of $1.0 million for the nine months ended September 30, 2022.

Depreciation and amortization expense related to property and equipment was approximately $965,000 and $1.0 million for the  nine months ended September 30, 2021 and 2022, respectively. Depreciation and amortization expense related to property and equipment was approximately $278,000 and $357,000 for the three months ended September 30, 2021 and 2022, respectively.

Interest Income and Other, Net

Interest income and other, net consisted of the following (in thousands):

	For the Nine Months Ended		For the Three Months Ended
	2021	2022	2021	2022
Interest Income	$8	$42	$7	$30
Interest Expense & Foreign Currency	(45)	-	(14)	8
Other	2,490	(9)	(14)	(1)
Total	$2,453	$33	$(21)	$37

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

The Company’s lease agreement with respect to office space in Seattle, Washington, as amended, expires on March 31, 2025. The Company has the option to terminate the lease in March 2023, subject to satisfaction of certain conditions, including a payment of a termination fee of approximately $671,000. In addition, as part of the agreement, the lessor paid towards the cost of certain leasehold improvements (“landlord contribution”) of which the Company could use approximately $180,000 of unused landlord contribution as a credit against any payment obligation under the lease. In the second quarter of 2019, the Company requested the $180,000 landlord contribution from the lessor as a reimbursement towards certain leasehold improvements and received those funds in the third quarter of 2019. In the first quarter of 2018, the lessor paid $373,000 towards certain leasehold improvements which the Company accounted for as a lease incentive and is amortizing as a reduction of rent expense over the lease term. Additionally, in April 2018, the lessor refunded the previously provided security deposit and the Company provided a letter of credit to the lessor in the amount of $575,000, which will be reduced by $100,000 annually starting in April 2019. Additionally, in the third quarter of 2020, the Company concluded that exercising its option to terminate this office lease in March 2023 had met the reasonably certain threshold and as such, the Company remeasured its ROU asset and liability associated with this lease as of September 30, 2020 based on the expected termination fee payment of approximately $671,000 and a lease termination date of March 2023. In September 2022, we provided notice to the landlord exercising our option to terminate the lease. We intent to make payment of approximately $671,000 on or before the termination date. We intend to procure alternative office space in the Seattle, Washington area before the termination date. The remaining lease obligation is classified within lease liability, current on our Condensed Consolidated Balance Sheet.

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

Lease cost recognized in the Company’s Condensed Consolidated Statements of Operations and other information is summarized as follows (in thousands):

	For the Nine Months Ended	For the Three Months Ended
	September 30, 2022	September 30, 2022
Operating lease cost	$1,345	$464
Short-term operating lease cost	181	73
Total operating lease cost	$1,526	$537
Other information:
Weighted-average remaining lease term - operating leases	1.4 years
Weighted-average discount rate - operating leases (1)	4.7%

(1)

The discount rate used to compute the present value of total lease liabilities as of September 30, 2022 was based on the Company's estimated incremental borrowing rate of similar secured borrowings available to the Company as of the commencement date of lease.

As of September 30, 2022, the Company’s operating lease liabilities were as follows (in thousands):

Total
Gross future operating lease payments	$2,030
Less: imputed interest	(77)
Present value of total operating lease liabilities	1,953
Less: current portion of operating lease liabilities	(1,520)
Total long-term operating lease liabilities	$433

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

	Facilities and other operating leases (1)	Other contractual obligations	Total
2022	470	870	1,340
2023	1,160	1,853	3,013
2024	209	196	405
2025	191		191
Total minimum payments	$2,030	$2,919	$4,949
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

Taxes

The Company determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2021 and September 30, 2022. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

(11) Identifiable Intangible Assets from Acquisitions

Identifiable intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(6,679)	$(3,430)	$2,909
Technologies	9,369	(6,905)	(1,062)	1,402
Non-compete agreements	3,409	(2,660)	(346)	403
Tradenames	734	(613)	(121)	-
Total identifiable intangible assets from acquisition	$26,530	$(16,857)	$(4,959)	$4,714

	As of September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(7,821)	$(3,430)	$1,767
Technologies	9,369	(7,255)	(1,062)	1,052
Non-compete agreements	3,409	(2,761)	(346)	302
Tradenames	734	(613)	(121)	-
Total identifiable intangible assets from acquisition	$26,530	$(18,450)	$(4,959)	$3,121

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Customer relationships, acquired technologies, tradenames, and non-compete agreements have a weighted average useful life from date of purchase of 5 years, 3-5 years, 2 years, 1-3 years, respectively. Based upon the current amount of acquired identifiable intangible assets subject to amortization, the estimated remaining amortization expense for the next three years is as follows: $531,000 in 2022, $2.0 million in 2023, and $602,000 in 2024.

(12) Support Service Fees

In connection with our October 2020 divestiture, the Company entered into an administrative support services agreement with the related party purchaser pursuant to which the Company will provide services to the related party purchaser for a support service fee. The Company recognized $1.8 million and $2.2 million for the three months ended September 30, 2022 and 2021, respectively, and $5.4 million and $5.1 million for the nine months ended September 30, 2022 and 2021 in support service fees. The support service fees are included in the Company’s Condensed Consolidated Statements of Operations, net of the related expenses, within Service costs, Sales and marketing, Product development, and General and administrative. As of September 30, 2022, the net amount due from the purchaser of $841,000 is included in the Company’s Condensed Consolidated Balance Sheet within Prepaid expenses and other current assets.

(13) Subsequent Event

Subsequently to the end of the third quarter of 2022, we made a payment of $1.5 million and entered into an obligation to remit $335,000 in cash or equipment of equivalent value in 2023 at our election related to partial settlement of a contractual matter.

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

Business Update

For the nine months ended September 30, 2022, our revenue was $39.9 million, which decreased by $808,000, or 2%, compared to $40.7 million for the nine months ended September 30, 2021. The decrease is attributable primarily to lower conversational volumes as compared to the second and third quarter of 2021 during which we benefited from an initial recovery of the U.S. economy from the COVID-19 pandemic. In addition, we believe our 2022 revenue continues to be impacted by the lingering issues related to the resurgence of new COVID-19 variants, supply chain disruptions, inflationary pressures, and labor shortages. However, in the event these macro-conditions subside, we believe we may be able to make progress as we are opening more opportunities with our existing and new customers and verticals through multiple product offerings and our continued product innovation.

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

Results of Operations

The following table presents revenue and results from operations and as a percentage of revenue (in thousands):

	Nine Months Ended September 30, 2021	% of revenue	Nine Months Ended September 30, 2022	% of revenue	Three Months Ended September 30, 2021	% of revenue	Three Months Ended September 30, 2022	% of revenue
Revenue	$40,686	100%	$39,878	100%	$13,700	100%	$13,197	100%
Expenses:
Service costs	16,389	40%	14,791	37%	5,507	40%	4,992	38%
Sales and marketing	10,245	25%	10,172	26%	3,906	29%	3,388	26%
Product development	13,289	33%	10,515	26%	3,178	23%	3,524	27%
General and administrative	6,960	18%	7,397	19%	1,875	14%	2,351	18%
Amortization of intangible assets from acquisitions	3,708	9%	1,593	4%	1,149	8%	531	4%
Acquisition and disposition-related costs (benefit)	103	0%	37	0%	(18)	0%	10	0%
Total operating expenses	50,694	125%	44,505	112%	15,597	114%	14,796	112%
Loss from operations	(10,008)	-25%	(4,627)	-12%	(1,897)	-14%	(1,599)	-12%

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2022	2021	2022
Service costs	$15	$125	$3	$46
Sales and marketing	663	596	213	205
Product development	230	216	45	58
General and administrative	1,099	1,097	347	316
Total stock-based compensation	$2,007	$2,034	$608	$625

See Note 6. Stockholder’s Equity of the Notes to Condensed Consolidated Financial Statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Revenue

Revenue decreased $808,000 or 2%, from $40.7 million for the nine months ended September 30, 2021 to $39.9 million for the nine months ended September 30, 2022. Revenue decreased $503,000, or 4%, from $13.7 million for the three months ended September 30, 2021 to $13.2 million for the three months ended September 30, 2022. The three and nine months ended September 30, 2022 was impacted primarily by lower conversation volumes in 2022 as compared to 2021.

In the immediate near term, we expect our revenues to be slightly lower compared to the most recent quarter due to reduced seasonal call volume particularly in the latter part of the fourth quarter where we have historically experienced lower call volumes. In addition, we will continue to monitor the potential volume changes as the business disruption caused by the continuing coronavirus pandemic evolves and macroeconomic conditions unfold. We expect our results to be volatile in the near-term as the pandemic and other macroeconomic impacts continues to be unpredictable.

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

Expenses

Service Costs. Service costs decreased $1.6 million, or 10%, from $16.4 million for the nine months ended September 30, 2021 to $14.8 million for the nine months ended September 30, 2022. As a percentage of revenues, service costs were 40% and 37% for the nine months ended September 30, 2021 and 2022, respectively. The decrease in dollars and percentage of revenue was primarily due to $1.5 million of lower network costs due to our infrastructure initiatives, which include cloud migration initiatives, certain platform integrations and other initiatives and $573,000 of higher support service fees recovery. These were partially offset by $425,000 of higher personnel costs and stock-based compensation.

Service costs decreased $515,000, or 9%, from $5.5 million for the three months ended September 30, 2021 to $5.0 million for the three months ended September 30, 2022. As a percentage of revenues, service costs were 40% and 38% three months ended September 30, 2021 and 2022. The decrease in dollars was primarily due to $610,000 of lower network costs due to our infrastructure initiatives and $63,000 of higher support service fees recovery. These were partially offset by higher personnel costs and stock-based compensation of $165,000.

We expect in the near and intermediate term that service costs in absolute dollars will be similar to modestly higher in relation to the most recent period. There may be a positive impact on service costs as a percentage of revenue and further benefit in the event we generate contribution from new launches of analytics products and sales engagement solutions.

Sales and Marketing. Sales and marketing decreased $73,000, or 1%, from $10.2 million for the nine months ended September 30, 2021 to $10.2 million for the nine months ended September 30, 2022. As a percentage of revenue, sales and marketing expenses were 25% and 26% for the nine months ended September 30, 2021 and 2022, respectively. The net decrease in dollars was primarily attributable to lower marketing costs of $472,000 and higher support service fees recovery of $337.000. These were partially offset by higher personnel costs of $478,000 and higher travel related costs of $182,000.

Sales and marketing expenses decreased $518,000, or 13%, from $3.9 million for the three months ended September 30, 2021 to $3.4 million for the three months ended September 30, 2022. As a percentage of revenue, sales and marketing expenses were 29% and 26% for the three months ended September 30, 2021 and 2022, respectively. The net increase in dollars and as a percentage of revenue was primarily attributable to higher personnel costs of $516,000. This increase was partially offset by lower marketing costs of $151,000.

We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to be similar to the most recent quarter or increase slightly as revenue increase. We also expect, to the extent that we increase our marketing activities, this could correspondingly also cause an increase as a percentage of revenue. We also believe going forward our travel related costs will increase as pandemic related impacts abate.

Product Development. Product development expenses decreased $2.8 million, or 21%, from $13.3 million for the nine months ended September 30, 2021 to $10.5 million for the nine months ended September 30, 2022. As a percentage of revenue, product development expenses were 33% and 26% for nine months ended September 30, 2021 and 2022, respectively. The net decrease in dollars and as a percentage of revenue was primarily attributable to a decrease in personnel costs totaling $2.3 million and higher support services fees recovery of $365,000.

Product development expenses increased $346,000, or 11%, from $3.2 million for the three months ended September 30, 2021 to $3.5 million for the three months ended September 30, 2022. As a percentage of revenue, product development expenses were 23% and 27% for the three months ended September 30, 2021 and 2022, respectively. The net increase in dollars and as a percentage of revenue was primarily attributable to a net increase in personnel and outside service provider costs totaling $580,000. The increase was partially offset by lower support services fee recovery of $65,000.

We expect that product development expenses will be relatively stable in absolute dollars in the near term due to our technology infrastructure and cloud initiatives offset by a modest increase in the number of personnel and consultants to enhance our service offerings.

General and Administrative. General and administrative expenses increased $413,000, or 6%, from $7.0 million for the nine months ended September 30, 2021 to $7.4 million for the nine months ended September 30, 2022. As a percentage of revenue, general and administrative expenses was 17% and 19% for nine months ended September 30, 2021 and 2022, respectively. The net increase in dollars was primarily attributable to lower support services fees recovery of $359,00, $127,000 of higher amortization related to a hosting software licensing arrangement, and $99,000 of higher travel costs. The increase was partially offset by $263,000 of lower personnel and outside service provider costs.

General and administrative expenses increased $452,000, or 25%, from $1.9 million for the three months ended September 30, 2021 to $2.4 million for the three months ended September 30, 2022. As a percentage of revenue, general and administrative expenses was 14% and 18% for the three months ended September 30, 2021 and September 30, 2022, respectively. The net increase in dollars was primarily attributable to lower support services fee recovery of $361,000.

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

Amortization of Intangible Assets from Acquisitions. Intangible amortization expenses was $3.7 million and $1.6 million for the nine months ended September 30, 2021 and 2022, respectively. Intangible amortization expense was $1.1 million and $531,000 for the three months ended September 30, 2021 and 2022, respectively. The amortization of intangibles related to service costs, sales and marketing and general and administrative expenses.

Interest income and other, net. The interest income (expense) and other, net for the nine months ended September 30, 2022 and 2021 was $33,000 and $2.5 million, respectively, and for the three months ended September 30, 2022 and 2021 was $37,000 and $(21,000), respectively. In Q2 2021, we received a one-time payment related to a contractual settlement of an upside payment with previously divested properties.

Income Tax (Benefit). The income tax expense (benefit) for the nine months ended September 30, 2021 and 2022 was $(15,000) and $77,000, respectively. The income tax expense (benefit) for the three months ended September 30, 2021 and 2022 was $(43,000) and $(4,000), respectively. The income tax expense (benefit) for the three and nine months ended September 30, 2022 consisted primarily of U.S. state income tax expense. The effective tax rate differed from the expected tax rate of 21% due to a full valuation allowance, and to a lesser extent due to state income taxes, foreign rate differential, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible amounts.

At September 30, 2022, based on all the available evidence, both positive and negative, we determined that it is not more likely than not that our deferred tax assets (including Canadian deferred tax assets) will be realized and accordingly, we have recorded a 100% valuation allowance of $54.7 million against our net deferred tax assets ($55.5 million of deferred tax assets that are partially offset by $1.0 million in reversing deferred tax liabilities). This compares to a 100% valuation allowance of $53.0 million at December 31, 2021 ($53.9 million of deferred tax assets that are partially offset by $1.0 million in reversing deferred tax liabilities). In assessing the realizability of deferred tax assets, based on all the available evidence, both positive and negative, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as the Company’s history of taxable income or losses in the relevant jurisdictions in making this assessment.

Net Income (Loss). Net loss was $2.4 million for the nine months ended September 30, 2021 and a net loss of $4.7 million for the nine months ended September 30, 2022. Net income was $3.3 million for the three months ended September 30, 2021 and a net loss of $1.6 million for the three months ended September 30, 2022. The increase in the net loss for the nine months ended September 30, 2022 was primarily attributable to a $5.2 million gain on loan extinguishment recognized in Q3 2021 and a one-time payment related to a contractual settlement received in Q2 2021 partially offset by lower operating expenses of $6.2 million in product development and service costs.

Liquidity and Capital Resources

As of December 31, 2021, and September 30, 2022, we had cash and cash equivalents of $27.1 million and $23.3 million, respectively. As of September 30, 2022, we had long-term contractual obligations of $4.9 million, of which $2.0 million is for rent under our facility operating leases.

Cash used in operating activities was $1.8 million for the nine months ended September 30, 2022. The cash used in operating activities was primarily a result of a net loss of $4.7 million adjusted for non-cash items of $5.5 million, which primarily included depreciation and amortization and stock-based compensation, and changes in working capital of $2.6 million, which primarily included increases in deferred revenue, accounts receivable, and prepaid expense and other current assets. Cash used in operating activities was $5.8 million for the nine months ended September 30, 2021. The cash used in operating activities was primarily a result of a net loss of $2.4 million, adjusted for non-cash items of $1.8 million, which primarily included depreciation and amortization, stock-based compensation and a gain on a loan extinguishment, and offset by changes in working capital of $5.2 million, which primarily included increases in accounts receivable and other current asset balances and a decrease in accrued expenses and other current liabilities. Our cash used in operating activities benefited from the cash inflow of a one-time payment related to settlement of a contractual matter and $433,000 related to foreign government paycheck assistance and rent subsidies.

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

Cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $2.0 million and $504,000, respectively. The cash used was primarily attributable to cash paid for purchases of property and equipment for our technology infrastructure platform as well as capitalized software development costs.

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

Cash provided by financing activities for the nine months ended September 30, 2022 and 2021 was $30,000 and $252,000, respectively. The cash provided was primarily attributable to proceeds from stock options and employee stock purchase program.

Subsequently to the end of the third quarter of 2022, we made a payment of $1.5 million and entered into an obligation to remit $335,000 in cash or equipment of equivalent value in 2023 at our election related to partial settlement of a contractual matter.

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

We determined that it is not more likely than not that our deferred tax assets (excluding certain insignificant Canadian deferred tax assets) will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2021 and September 30, 2022. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2022, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 outbreak. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.

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

We had an accumulated deficit of $308 million as of September 30, 2022. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

We received approximately 30% of our revenue from our five largest customers for the three and nine months ended September 30, 2022, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 30% of our total revenues for the three and nine months ended September 30, 2022. In particular, our customers in the automotive and related services sectors account for a significant portion of our revenue.

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

As of September 30, 2022 , Russell C. Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2014, we established a 2014 share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the nine months ended September 30, 2022, we did not have any share repurchases and 1,319,128 of Class B common shares may yet be purchased under the 2014 Share Repurchase Program.

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

MARCHEX, INC.

Date: November 4, 2022	By:	/s/ MICHAEL A. ARENDS
	Name:	Michael A. Arends
	Title:	Co-CEO (Principal Executive Officer for SEC reporting purposes)