Form 10-K
period 2022-12-31
MARCHEX INC
filed 2023-03-31
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period or complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class B common stock on The NASDAQ Stock Market on June 30, 2022 was $46,156,094.

The number of shares of Registrant’s Class A common stock outstanding as of March 31, 2023 was 4,660,927. The number of shares of Registrant’s Class B common stock outstanding as of March 31, 2023 was 38,579,075.

Portions of the Registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Overview

References herein to “we,” “us” or “our” refer to Marchex, Inc. (“Marchex” or the “Company”) and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

Marchex’s conversational intelligence platform, that incorporates artificial intelligence (“AI”) functionality to help with sales engagement and marketing solutions and allows businesses to turn strategic insights into the actions that can drive their most valued sales outcomes. Our multichannel voice and text capabilities help enable sales and marketing teams to deliver the buying experiences that improves their customer experiences. Marchex provides its’ conversational intelligence solutions for market-leading companies in numerous industries, including several of the world’s most innovative and successful brands.

Our mission is to empower performance improvements for our customers by giving them real-time insights into the conversations they are having with their customers across phone, text and other communication channels. We have assembled a set of tools for enterprises that depend on phone calls, texts and other communication channels to help convert prospects into customers, enabling compelling customer experiences during the sales process and helping maximize returns. Our proprietary data and conversational insights help enable brands to personalize customer interactions in order to accelerate sales and grow their business. We serve large enterprises with a distributed local footprint that interact with their customers across multiple communication paths.

Our primary conversational intelligence product offerings are:

•

Marchex Call Analytics. Marchex Call Analytics is an analytics platform for enterprises that utilize inbound phone calls to drive sales, appointments and reservations. Businesses use this platform to understand which marketing channels, advertisements, search keywords, or other digital marketing advertising formats are driving calls to their business, allowing them to optimize their advertising expenditures across media channels. Additionally, the platform extracts real-time data and insights to measure the outcome of the calls and assess the return on investment for companies. The platform also includes technology that can block robocalls, telemarketers and spam calls to help save businesses time and expense. Marchex Call Analytics data can integrate directly into third-party marketer workflows such as Salesforce, Eloqua, Adobe, Google, Kenshoo, Marin Software, Meta and Instagram, in addition to other marketing dashboards and tools. Customers pay us either a fee for each call/text, for each call/text-related data element they receive, or for each phone number tracked based on pre-negotiated rates.

•

Marchex Call Analytics, Conversation Edition. Marchex Call Analytics, Conversation Edition is a product that can enable actionable insights for enterprise, mid-sized and small businesses. It incorporates machine- and deep-learning algorithms and AI-powered conversational analysis functionality that can give customers strategic, real-time visibility into representative company performance across customer interactions. The product includes customizable dashboards and visual analytics to make it easier for marketers, salespeople, and call center teams to realize actionable insights across a growing amount of call data. According to a January 2021 Markets and Markets report, the global conversational AI market is expected to grow at a compounded annual growth rate of 22% from $6.8 billion in 2021 to $18.4 billion by 2026.

•

Marchex Sales Engagement. The Marchex Sales Engagement suite of products incorporate AI-based functionality into each product, enabling businesses to understand customer conversations in phone calls and via text – in real-time and at scale – and helping them learn how to optimize the sales process in order to take the right actions to win more business. These sales engagement solutions can arm businesses with the data-driven intelligence they need to deliver on-demand and personalized customer experiences. Marchex Sonar Intelligent Messaging also provides a sales engagement solution for SMS text message-based conversations. Marchex Sales Enablement products include:

o

Marchex Engage. Marchex Engage combines Marchex AI and machine learning with conversational call monitoring and scoring services. The product can alert businesses when potential buyers hang up without making an appointment or purchase, or also when certain calls do not meet the business’ sales or customer service standards. Marchex Engage, through Action Lists, can identify in real-time when potential high-value customer prospects engaged in conversations with sales representatives are mishandled (in any number of ways) and can also give businesses the opportunity to re-engage immediately to capture these potentially lost opportunities, as well as avoid undesired customer experiences. In addition, it can give businesses a more complete picture of the in-bound opportunities they are missing, while also measuring the effectiveness and impact of capturing those opportunities through outbound engagement.

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

o

Marchex Engage for Automotive. This award-winning sales engagement product for automotive dealers unlocks the content of conversations with car buyers who have shown high purchase consideration and enables sellers to prioritize their best leads, deliver a better buying experience for consumers and take the right actions to sell more vehicles. Integration with leading dealer customer relationship manager systems (“CRM”) enables sellers both make outbound calls via click-to-call from within the CRM and automatically updating the system with enriched leads as they complete each inbound or outbound conversation. Marchex Engage for Automotive was the 2021 recipient of the Product of the Year award by the BIG Awards for Business and the Sales and Marketing Technology Awards.

o

Marchex Platform Services. Marchex Platform Services is an API-based, easy to integrate solution that allows businesses to add Marchex conversational intelligence to their existing workflows, enabling them to decode what happens in their conversations with customers. It uses the company’s conversation classification technology to deliver mission-critical conversation data for sales, customer engagement and marketing teams so they can take decisive action in the course of the customer journey when it matters most. Marchex Platform Services enables businesses to obtain Marchex’s AI-based functionality in Marchex’s conversational intelligence platform directly within their existing communications platforms.

•

Marchex Marketing Edge. Marchex Marketing Edge is a conversational analytics solution for marketers in enterprise, mid-sized and small businesses that depend on inbound phone calls to drive sales, appointments and reservations. The solution enables marketers to make data-driven decisions that improve marketing performance. Marketers can use this solution to understand which marketing channels, advertisements, search keywords, or other digital marketing advertising formats are driving calls to their business, enabling them to optimize their advertising expenditures across media channels. During 2021, Marchex Marketing Edge received the MarTech Best Marketing Attribution Solution award. In addition to call and text tracking, Marchex Marketing Edge also includes conversational intelligence technology that can automatically transcribe, redact and score calls. Marchex Marketing Edge seamlessly integrates with Marchex Engage so sales teams can be empowered to receive real-time text and/or email notifications when a caller showing high purchase intent ends a conversation without making an appointment or a purchase. Marchex Marketing Edge includes technology that can block robocalls, telemarketers and spam calls to help save businesses time and expense. Marchex Marketing Edge data can integrate directly into third-party systems such as Google Ads, Google Analytics, Search Ads 360, Google Campaign Manager, Microsoft Advertising, Adobe, Kenshoo, Acquisio, Salesforce and HubSpot in addition to other marketing and chat offerings.

•

Text Analytics and Communications. Marchex Sonar Intelligent Messaging is a solution that enables sales, marketing and operations teams in businesses to engage in personal, two-way communications with field staff, prospects and customers via text/SMS messages at scale. Leveraging these communications can lead to significant increases in critical actions, customer engagement and sales conversions. Our solution is well positioned within a landscape of rising text-based communication between businesses and customers - according to a study done by Messagedesk, 76% of consumers already receive text messages from businesses and 39% of businesses are using text messaging to communicate with consumers.

•

Call Monitoring. Marchex provides businesses the ability to gain an unbiased view into every inbound or outbound call, ranging, from providing a call recording to offering services to create customized call performance scorecards, both of which can help businesses learn more about their customers and enhance service quality and customer satisfaction. Through these services, businesses can customize the insights they want in order to improve business practices and grow faster.

We operate primarily in U.S. domestic markets.

Key Trends Driving our Industry

Understanding calls and/or texts is highly complex. Unlike clicks, impressions and other actions that are tracked and measured in digital format, calls and text messages take place offline and require unique technical capabilities and expertise to accurately measure and analyze. To realize the full benefit of call and/or text-based marketing, customers need technology that allows them to capture and analyze attributes of a call and/or text before, during and after the call and/or text is completed. This technology can connect the conversation from the placed advertisement through the interaction with the business, often with individual sales representatives, to understand the effectiveness of the marketing action. This can help better measure return on investment (“ROI”) and optimize marketing campaigns across media channels. For example, customers want to be able to dynamically track the source of a call back to the media channels and advertisements that influenced the consumer to make the call. Once a call is initiated, technology is required to understand what is happening on a call, to record anonymized calls, and to block unwanted or spam calls. For many of Marchex’s customers calls are often tracked and routed through interactive voice response (“IVR”) phone systems and integrated with customer relationship management (“CRM”) applications and back-office systems to measure transactions and ROI. Successful marketing analytics for calls and texts requires expertise from multiple disciplines, including digital advertising, communications infrastructure, voice and speech recognition expertise, and marketing software.

Mobile phone growth has changed the way customers and businesses interact. The majority of the world’s population now utilizes mobile phones and mobile phone usage is expected to continue to grow as the primary consumer communication device for the foreseeable future. According a 2021 study published by Pew Research, 85% of the population in the United States has a smart phone. According to a 2019 eMarketer study, consumers are spending more time on their mobile devices than in front of televisions for the first time, a trend that is forecasted to grow. According to MarketingCharts, the top two uses of mobile phones among consumers are texting/messaging and calling. We believe it is critical for many businesses to develop strategies to understand their consumer engagement across multiple communication channels as consumers seamlessly shift between different forms of communication during the buying process.

For many businesses, calls and texts are critical to drive sales. For businesses of all sizes, in-bound phones calls can be a key source of new customer leads and increased revenue. We believe consumers that call or text businesses directly typically have higher purchase intent and can be more likely to make a purchase or become a customer. According to an independent research study by Forrester Consulting, the study found that phone customers convert faster, spend more, and have a higher retention rate than customers who contact brands through other channels. Based on a survey of marketing decision makers, the study found that that 60% of marketers said that those who initiate an inbound call in the course of the customer journey convert an average of 30% faster and spend an average of 28% more; 54% of marketers said that customers who initiate an inbound call have a 28% higher retention rate. In addition, according to MessageDesk, 77% of consumers prefer to talk to someone over other means of communication such as a chatbot. Calls and texts can be particularly relevant in high-value categories, such as automotive, digital agencies, home services, insurance, telecommunications and travel and hospitality, where transaction values are large, complex or require additional information prior to completion. Calls and texts are also important for local businesses that set appointments or sell products and services over the phone.

Calls and texts are increasingly important across the business and consumer interactions due to their direct engagement and impact. We believe that the demand for businesses to connect with consumers over the phone, combined with the inherent functionality and technical capabilities of mobile devices, will result in calls and texts becoming a primary performance indicator for mobile advertising. As customers continue to shift their budgets to accommodate for the growth of mobile channels, we believe the market for conversational analytics will grow even more. In fact, the phone call has become the most popular engagement channel for a majority of U.S. customers, leapfrogging email over the past two years, according to Salesforce’s State of the Connected Customer report, with 59% of consumers preferring to engage businesses over the phone, more than any other communication channel.  Even as customers increase their use of multiple channels to research and buy products and services, the telephone – particularly the smartphone – has solidified its role in the purchase journey. This is driving further interest in businesses wanting to advertise on mobile devices. According to a study from App Annie, global mobile advertising grew 23% in 2021 to $295 billion and is expected to reach $350 billion in 2022. Calls and texts are two of the primary consumer communication methods with businesses on mobile devices and building solutions to help businesses understand their consumer interactions through these communication channels can help businesses engage and grow.

The market for our service offerings is highly competitive, rapidly evolving, and subject to changing technology and shifting customer needs. We compete with conversation analytics providers such as Twilio, EZ Texting, CallSource, CallRail, and Invoca. As we advance our data analytics technologies, the competitive landscape will increase and become broader.

Our Strategy

Innovating on Conversational Intelligence Technology and Solutions. We plan to continue to expand and invest in our conversational intelligence technology and expand our AI, data science, and machine learning capabilities. Marchex’s large base of conversational data assets give it a unique advantage to continue to innovate with data science and AI to help our customers sell more and deliver a better customer experience across communication channels. We plan to continue to expand our range of call, text, and other communication channels analytics and sales engagement product capabilities by growing our conversational intelligence solutions, including AI-driven speech technology solutions, call tracking, call monitoring, text communications, keyword-level tracking, display ad impression measurement and other products as part of our owned, end-to-end, call and text-based advertising solutions. Our expanding capabilities are enabling us to develop new solutions, like sales engagement, personalization solutions and performance measurement that enable us to take advantage of our growing conversational data assets.

Supporting and Growing the Number of Customers Using Our Products and Services. We plan to continue invest in technology initiatives like Marchex Anywhere which we believe will enable us to access a wider base of businesses by offering our products to a new array of channel partners. Through these initiatives Marchex can now integrate with businesses existing communication providers, telephony infrastructure providers, or customer relationship management software system to offer its products and services. Increasingly, Marchex customers will no longer have to access separate telephony infrastructure to engage with our conversational intelligence suite of products but, instead, will be able to choose to access our products from within their existing communications provider of choice. We also plan to continue to provide a consistently high level of service and support to our conversational intelligence solutions customers and we will continue to focus on helping them achieve their return on investment goals. We are focused on increasing our customer base through our direct sales and marketing efforts, including strategic sales, inside sales, and additional partnerships with resellers.

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

Competitive Strengths and Competition

We believe that the principal factors that drive success in the market are our competitive strengths, including:

Expertise in calls and texts. The explosive growth of mobile communication platforms and vast information available to consumers on the Internet has altered the consumer buying experience. Our award-winning conversational intelligence platform featuring AI-powered sales engagement and marketing solutions helps business accelerate sales through improving their interactions with consumers over phone, text and other communication channels. As consumer usage and mobile performance advertising has grown over the last decade, it is driving growth in customer interactions through calls and texts. As one of the first companies to help businesses utilize data driven insights and analytics to accelerate sales from phone conversations, we have developed solutions which can deliver measurable return on investment to both large national brands and local small businesses through tying these offline phone conversations to their online marketing initiatives and offering sales acceleration solutions to help business create a better customer experience and grow sales. Our conversational analytics technology and products are specifically designed to help address the challenges associated with closing the loop between digital marketing and phone calls while evaluating the performance of businesses in closing sales. We are developing solutions that can provide customers insights to businesses across a broad spectrum of conversations they are having with their customers, in both voice and text communications, along with solutions to engage consumers via their preferred communication channels. Working closely with our business clients, we have innovated in conversational intelligence technology, creating specific solutions to address common needs and wants among both large enterprises and small businesses. We believe we are unique with our call- and text-focused approach to technology developments and marketing solutions, especially as advertising budgets shift towards performance-based formats and consumer communication channels with businesses expand across multiple communication channels.

Conversational Intelligence platform powered by AI augmented technology. Marchex’s conversational intelligence platform delivers data into sales engagement communication tools and can provide closed loop marketing insights on offline customer interactions and operational insights to customers looking to accelerate sales and to measure the performance of their customer interactions during the sales process via multiple communication paths including voice and text channels. When consumers call or text a business or call center from their phones, our technology can analyze that call or text data using machine and deep learning algorithms and AI-powered conversational analysis functionality that can deliver real-time conversational insights and feedback to companies on the quality of their customer interactions during the sales process as well as to identity lost business opportunities. Our data can also help customers adjust and improve their marketing strategies in order to create personalized solutions to drive more sales over the phone either directly with the business or the call center. This intelligence can help advertisers optimize their ad campaigns across media channels, keywords, and creative elements, which helps maximize their return on investment. We also provide integrations with other marketing dashboards to provide advertisers one place to review their analytics information. Integrations may take the form of working with CRM platforms or customer-specific systems, with the purpose of enhancing advertisers’ understanding and measurement of outcomes at scale. We are consistently working to create products to help advertisers understand what is happening during conversations with their customers and how to spend their budgets more efficiently, whether the channel is online, offline, or mobile. Our conversational intelligence technology also can help determine which of these calls converts into a sale while helping businesses evaluate the sales effectiveness of individual store locations or even individual sales representatives at a business. Access to these insights provides businesses visibility and measurement into their ad expenditures by closing the loop with actual sales conversations. With Marchex’s conversational intelligence technology, we are leveraging proprietary technology to analyze and deliver actionable advertising and operational insights to businesses that engage with consumers over the phone or via text.

Transparent pricing model. Marchex generally charges based on the number of conversations, either by call or text, that occur between a business and its customers, which it processes on behalf of the business. This enables businesses to adopt Marchex products through a transparent model that scales as a customer’s usage increases and may include a minimum commitment. Through our conversational analytics technology, we can develop a deep understanding of which publishers, devices, ad formats, keywords and ad creatives drive conversation conversion for specific advertising verticals and helps optimize the placements of advertisements across different sources that drive valuable call or text leads for customers. We work with customers to define a quality call or text conversation for their business, and then generally charge our customers, on a per call or text conversation basis. Similarly, as customers look to gain critical business insights or alerts at the moment a conversation with a sales representative or business fails to produce a desired outcome, Marchex will earn a fee based on the number of conversations it applies its sales engagement technology to on behalf of the customer which may include a minimum commitment. As a result, we can provide a measurable return on investment for our customers.

Scalable technology platform and business model. We have developed our technology platform to address large customers, while also being able to support a large number of small local businesses. Our platform can support hundreds of millions of calls and thousands of unique customer accounts, and in aggregate help brands manage their advertising budgets.

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

•

Reseller Partnerships. We have a business development team that focuses primarily on securing partnerships with large reseller partners, under which we supply and integrate our products and services. Our reseller partner agreements include a combination of revenue and profit sharing, licensing revenue, conversational intelligence, and text conversation cost per actions.

We intend to continue our strategy of increasing our customer base through sales and marketing programs while being efficient in terms of our marketing and advertising costs. We continually evaluate our marketing and advertising strategies to optimize the effectiveness of our programs and their return on investment.

Information Technology and Systems

We have a proprietary technology platform for the purposes of managing and delivering call and cost-per-conversational analytics and texting products and services to our partners. We also combine third-party licenses and hardware to create an operating environment for delivering high quality products and services, with such features as automated online account creation and management process for customers, real-time customer support with both interactive and online reporting for customers and partners. We employ commercially available technologies and products distributed by various companies, including Cisco, Dell, Oracle, Intel, AMD, Microsoft, and IBM. We also utilize public domain software such as Apache, Linux, MySQL, PostgreSQL, Java, Scala, and Tomcat.

Our technology platform is compatible with many systems used by our customers, enabling us to deliver call and cost-per-action analytics and texting products and services through mobile, online and offline sources in rapid response to user queries made through our customers at scale. We continue to build and innovate additional functionality to attempt to meet the quickly evolving demands of the marketplace. We devote significant financial and human resources to improving our customer experiences by continuing to develop our technology infrastructure. The cost of developing our technology solutions is included in the overall cost structure of our services and is not separately funded by any individual customers. In order to maintain a professional level of service and availability, we primarily rely upon third parties to provide hosting services, including hardware support and service, and network monitoring at various domestic and international locations. Our servers and cloud-based services are configured for high availability and large volumes of call, mobile and texting based traffic and are located in leased third party facilities or deployed through cloud-based solution providers. Back-end databases make use of redundant servers and data storage arrays. We also have standby servers that provide for additional capacity as necessary. The facilities housing our servers provide redundant HVAC, power, and internet connectivity. As revenue grows and the volume of transactions and call, mobile and texting traffic increases, we will need to expand our network infrastructure. Inefficiencies in our network infrastructure to scale and adapt to higher call, mobile and texting traffic volumes could materially and adversely affect our revenue and results of operations.

We continuously review ways to improve major aspects of our technology support and maintenance, including improving, upgrading, and implementing business continuity plans, data retention initiatives, and backup and recovery processes.

Seasonality

Historically, we have experienced seasonality and we believe that we will continue to do so. Our quarterly results have fluctuated in the past and our experience has shown that during the spring and summer months, call volumes in certain verticals such as home services are generally higher than during other times of the year. Further, during the latter part of the fourth quarter of the calendar year we generally experience lower call volumes. The extent to which call volumes may decrease during these off-peak periods is difficult to predict. Historically, we have seen this trend generally reversing in the first quarter of the calendar year with increased call volumes and often new budgets at the beginning of the year for many of our customers with fiscal years ending December 31. However, there can be no assurances such seasonal trends will consistently repeat each year.

Intellectual Property and Proprietary Rights

We maintain a number of patents in the U.S. and other jurisdictions relating to various aspects of our technology. In addition to our patent portfolio, we have assembled, over time, an international portfolio of trademarks that covers certain of our products and services. We regularly analyze our patent and trademark portfolios and prepare additional patent applications on current and anticipated features of our technology and trademark applications for new product and service names, or abandon patents, trademarks or applications that are no longer relevant or valuable to our operations.

Our ability to compete across our businesses partly depends on the superiority, uniqueness, and value of the technology that we develop. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. These efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology or may not prevent the development and design by others of products or technologies similar to or competitive with those we develop.

Employees

As of December 31, 2022, we employed a total of 193 full-time employees. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we were unable to retain our key employees or we were unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

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

The global health and economic implications of this pandemic has had and is expected to continue to have significant impacts on our business, operations, and future financial performance at least for the near term. As a result of the scale of the continuing COVID-19 pandemic and the speed at which the global community has been impacted, our quarterly and annual revenue trends or growth rates and expenses as a percentage of our revenues may differ significantly from our historical trends and rates, and our future operating results may fall below expectations.

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

We had an accumulated deficit of $311 million as of December 31, 2022. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

We received approximately 30% of our revenue from our five largest customers for the year ended December 31, 2022, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 30% of our total revenues for year ended December 31, 2022. In particular, our customers in the automotive and related services sectors account for a significant portion of our revenue.

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

Our large customers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may seek for us to develop additional features, may require penalties for failure to deliver such features, may seek discounted product or service pricing, and may seek more favorable contractual terms. As we sell more products and services to this class of customer, we may be required to agree to such terms and conditions. Such large customers also have substantial leverage in negotiating resolution of any disagreements or disputes that may arise. Any of the foregoing factors could result in a material adverse effect on our business, financial condition, and results of operations.

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

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess and in certain instances for our auditors to attest to the effectiveness of our controls over financial reporting. Our current and future compliance with the annual internal control report requirement will depend on the effectiveness of our financial reporting and data systems and controls across our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. We cannot be certain that these measures will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, or cause us to fail to meet our financial reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

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

Tax authorities at the international, federal, state, and local levels are continually reviewing the appropriate treatment of companies engaged in e-commerce and digital information services. Furthermore, from time to time, various state, federal and other jurisdictional tax authorities undertake reviews of us and our filings. In evaluating the exposure associated with various tax filing positions, we may on occasion accrue charges for probable exposures. We cannot predict the outcome of any of these reviews nor whether any will have a material adverse impact on our business.

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

The competition in our targeted markets could adversely affect our operating results by reducing the volume of the products and services we license or sell or the prices we can charge. Some of our current or potential competitors have significantly greater financial, technical, and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion, and sale of their products than we do. To the extent they do so, market acceptance and penetration of our products and services, and therefore our revenues, may be adversely affected. Our success depends substantially upon our ability to enhance our products and services and to develop and introduce, on a timely and cost-effective basis, new products and services that meet changing customer requirements and incorporate technological enhancements. If we are unable to develop or acquire new products, services, functionalities, or technologies to adapt to these changes our business will suffer.

The conversational analytics and solutions market may develop more slowly than expected, which could harm our business.

If the market for conversational analytics solutions develops more slowly than we expect, our business could suffer. Our future success is highly dependent on the commitment of advertisers and marketers to mobile communications as an advertising and marketing medium, the increased adoption by businesses of conversational analytics and solutions, and our ability to sell our conversational analytics and solutions services to large to small customers in different verticals as well as to reseller partners and agencies. The mobile advertising and marketing market are rapidly evolving, and most businesses have historically not utilized nor allocated a portion of their marketing and/or sales budgets to conversational analytics and solutions. As a result, the future demand and market acceptance for conversational analytics and related services is uncertain.

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

Our business strategy includes identifying, structuring, completing, and integrating acquisitions. Acquisitions involve a high degree of risk. We may also be unable to find a sufficient number of attractive opportunities to meet our objectives which include revenue growth, profitability, and competitive market share. Our acquired companies may have histories of net losses and may expect net losses for the foreseeable future.

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

Consequently, we might not be successful in integrating any acquired businesses, products, or technologies, and might not achieve anticipated revenue and cost benefits.

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

We utilize phone numbers as part of a number of information and analytic services to our customers, such as our call and text analytics and communications. We secure a majority of our phone numbers through telecommunication carriers that we have contracted with and a smaller number through the 800 Service Management System, and such telecommunication carriers provide the underlying telephone service. Our telecommunications carriers and telephone number acquisition process are subject to the rules and guidelines established by the Federal Communications Commission. Furthermore, we may be directly subject to certain telecommunications-related regulations. The Federal Communications Commission and our telecommunication carriers may change the rules and guidelines for securing phone numbers or change the requirements for retaining the phone numbers we have already secured. As a result, we may not be able to secure or retain sufficient phone numbers needed for our services. We may also be limited in the number of available telecommunications carriers or vendors to provide such phone numbers and associated services to us in the event of any industry consolidations. In addition, mobile carriers in the United States and Canada have added, or are currently contemplating adding significant one-time and recurring registration requirements, including “10DLC” brand registration, and/or use limitations (e.g. messaging volume caps) for each phone number, and have imposed or are considering imposing significant additional fees as well as penalties for failure to register or certain use violations for registered numbers. Moreover, mobile carriers and our telecommunication service providers use various automated screening technologies on messaging content crossing their networks, which operate based on disparate and sometimes unpredictable sets of standards and restrictions. The application of such screening technologies to content transmitted by our customers through their use of our services may negatively impact our ability to provide services to certain customers deemed potentially problematic by carriers, subject us to financial penalties, and/or result in telecommunication service providers refusing to provide service to us. Any of the foregoing factors could result in a material adverse effect on our business, financial condition, and results of operations.

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

A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition, and results of operations. Our systems and operations are vulnerable to damage or interruption from: fire; floods; network failure; hardware failure; software failure; power loss; telecommunications failures; break-ins; terrorism, war or sabotage; computer viruses; denial of service attacks; penetration of our network by unauthorized computer users and “hackers” and other similar events; natural disasters, including, but not limited to, hurricanes, tornadoes, and earthquakes; and other unanticipated problems.

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

Our ability to compete across our businesses partly depends on the superiority, uniqueness and value of the technology that we develop. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. These efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology, or may not prevent the development and design by others of products or technologies similar to or competitive with those we develop.

We maintain a number of patents in the U.S. and other jurisdictions relating to various aspects of our technology. In addition to our patent portfolio, we have assembled, over time, an international portfolio of trademarks that covers certain of our products and services. We regularly analyze our patent and trademark portfolios and prepare additional patent applications on current and anticipated features of our technology and trademark applications for new product and service names, or abandon patents, trademarks or applications that are no longer relevant or valuable to our operations.

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

Our insurance policies may not provide coverage for liability arising out of activities of our customers or other users of our services. In addition, we may not be able to obtain or maintain adequate insurance coverage to reduce or limit the liabilities associated with our businesses. Any costs incurred as a result of such liability or asserted liability could have a material adverse effect on our business, operating results, and financial condition.

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

Telecommunications laws and regulations (and interpretations thereof) are evolving in response to rapid changes in the telecommunications industry. If our carrier providers were to be subject to any changes in applicable law or regulation (or interpretations thereof), or additional taxes or surcharges, then we in turn may be subject to increased costs for their products and services or receive products and services that may be of less value to our customers, which in turn could adversely affect our business and operating results. Furthermore, our call recording and/or monitoring services may directly subject us to certain telecommunications-related regulations. Finally, in the event that any federal or state regulators were to expand the scope of applicable laws and regulations or their application to include certain end users and information service providers, then our business and operating results could also be adversely affected. The following existing and possible future federal and state laws could impact the growth and profitability of our business:

•

The Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the “Act”), and the regulations promulgated by the Federal Communications Commission under Title II of the Act, may impose federal licensing, reporting and other regulatory obligations on the Company. To the extent we contract with and use the networks of voice over IP service providers, new legislation or FCC regulation in this area could restrict our business, prevent us from offering service or increase our cost of doing business. There are an increasing number of regulations and rulings that specifically address access to commerce and communications services on the Internet, including IP telephony. We are unable to predict the impact, if any, that future legislation, legal decisions, or regulations concerning voice services offered via the Internet may have on our business, financial condition, and results of operations.

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

•

Federal and state telemarketing laws including the Telephone Consumer Protection Act (“TCPA”) which limits the use of autodialing systems, artificial or prerecorded voice messages, SMS text messages and fax machines, the Telemarketing Sales Rule, the Telemarketing Consumer Fraud and Abuse Prevention Act and the rules and regulations promulgated thereunder. In recent years, the TCPA has become a fertile source for both individual and class action lawsuits and regulatory actions.  Specifically, the TCPA restricts telemarketing and the transmission of automatic SMS text messages without proper consent. The scope and interpretation of the laws and regulations that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face liability.

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

•

Laws affecting telephone call recording and data protection, such as consent and personal data statutes. Under the federal Wiretap Act, at least one-party taking part in a call must be notified if the call is being recorded. Under this law, and most state laws, there is nothing illegal about one of the parties to a telephone call recording the conversation. However, several states (i.e., California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Montana, Nevada, New Hampshire, Pennsylvania, and Washington) require that all parties consent when one party wants to record a telephone conversation. The telephone recording laws in other states, like federal law, require only one party to be aware of the recording.

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

We may also be subject to costs and liabilities with respect to privacy issues. Several companies have incurred penalties for failing to abide by the representations made in their public-facing privacy policies. In addition, several states have passed laws that require businesses and their service providers to implement and maintain reasonable security procedures and practices to protect personal information and to provide notice to consumers in the event of a security breach. For example, California enacted the California Consumer Privacy Act, which was subsequently amended by the California Privacy Rights Act of 2020 (collectively, “CPRA”), which went into effect on January 1, 2023. The CPRA gives California residents expanded rights to access, correct, and delete their personal information, opt out of certain types of personal information sharing, limit the use of sensitive personal information as well as receive detailed information about how their personal information is retained and used. The CPRA also includes new requirements for provisions to be included by businesses in their respective contracts with service providers, which limit the scope of permissible use for personal data processed as part of the services and give businesses certain rights to assess their service providers’ data processing operations. The CPRA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Virginia has enacted the Virginia Consumer Data Protection Act (“VDCPA”), which also took effect on January 1, 2023 and additional states such as Connecticut, Colorado, and Utah have enacted privacy-related legislation slated to take effect throughout 2023 that will each provide for consumer access rights and private rights of action similar to the CPRA. Further, it is anticipated that additional federal and state privacy-related legislation may be enacted. Such legislation could negatively affect our business in various ways such as by increasing our and/or our customers’ costs of compliance.

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

In addition, the potential regulation of new and emerging technologies, such as AI, which we are increasingly building into many of our new offerings, may result in increased compliance costs and risks. Any additional costs and penalties associated with increased compliance and risk reduction could make certain offerings less profitable or increase the difficulty of bringing certain offerings to market.

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

We may be subject to securities litigation in connection with the divestiture transaction, including possible regulatory action or class action lawsuits. Litigation is frequently initiated in connection with merger and acquisition transactions, particularly those involving insiders. Regulatory inquiries and litigation are complex and could result in substantial costs, divert our management's attention and resources, and harm our business, financial condition, and results of operations.

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

Our business is also subject to the impact of global climate change which can increase the frequency of natural catastrophic events such as drought, wildfires, storms, sea-level rise, earthquakes, floods, or power outages. The long-term effects of climate change on the global economy and our industry in particular are unclear but could be severe.

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

As of December 31, 2022, Russell C. Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Our headquarters are located in Seattle, Washington and consist of approximately 36,000 square feet of leased office space. In December 2022, we procured alternative office space in the Seattle, Washington area, which consists of approximately 12,000 square feet of leased office space. We lease additional office space in Wichita, Kansas and Mississauga, Canada. In February 2023, we exited our lease in Mississauga, Canada and may not retain alternative leased office space. Our information technology systems are hosted and maintained in third-party facilities under collocation services agreements. See Item 1 of this Annual Report on Form 10-K under the caption “Information Technology and Systems.”

We believe that our existing facilities, together with additional space we believe we can lease at reasonable market rates, are adequate for our near-term business needs.

ITEM 3.	LEGAL PROCEEDINGS.

See Note 4: Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

	High	Low
Year Ended December 31, 2021
First Quarter	$3.63	$2.02
Second Quarter	$3.16	$2.36
Third Quarter	$3.31	$2.45
Fourth Quarter	$3.54	$2.48
Year Ended December 31, 2022
First Quarter	$2.63	$1.76
Second Quarter	$2.35	$1.25
Third Quarter	$2.23	$1.24
Fourth Quarter	$1.89	$1.34

Holders

As of March 31, 2023, there was 1 stockholder of record of our Class A common stock and there were approximately 40 stockholders of record of our Class B common stock, respectively. Since many of our shares of Class B common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Purchases of Equity Securities

In November 2014, we established a 2014 share repurchase program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. During the fourth quarter of 2022, we did not have any shared repurchases under this program and 1,319,128 Class B common shares remain available for purchase under the plan.

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

Overview

Marchex’s conversational intelligence platform, that incorporates AI functionality to help with sales engagement and marketing solutions, helps businesses turn strategic insights into the actions that can drive their most valued sales outcomes. Our multichannel voice and text capabilities help enable sales and marketing teams to deliver the buying experiences that improves their customer experiences. Marchex provides its’ conversational intelligence solutions for market-leading companies in numerous industries, including several of the world’s most innovative and successful brands.

We believe that we have a set of tools for enterprises that depend on phone calls, texts, and other communication channels to help convert prospects into customers, to deliver compelling customer experiences during the sales process and maximize returns. Our mission is to help our customers grow by giving them real-time insights into the conversations they are having with their customers across phone, text, and other communication channels. Marchex leverages proprietary data and conversational insights to deliver real-time AI-powered functionality that drives solutions that help enable brands to personalize customer interactions in order to accelerate sales and grow their business.

We were incorporated in Delaware on January 17, 2003.

We have offices in Seattle, Washington; and Wichita, Kansas.

Recent Developments

New Product Launch

In March 2022, Marchex announced that it has launched Marchex Conversation DNA. This core technology enables voice and text conversation decoding, scoring, categorization and signal delivery across every Marchex conversational intelligence product. Conversation DNA uses Marchex’s proprietary AI infrastructure built to uncover relevant insights – such as what customers want and what they are searching for – from a library of more than one billion minutes of voice conversations and hundreds of millions of text messages the company processes each year. These valuable AI signals can help businesses understand how to anticipate customer needs in order to deliver highly personalized experiences.

Business Update

For our fiscal year ended December 31, 2022, our revenue was $52.2 million, which decreased by $1.3 million, or 2%, compared to $53.5 million for the fiscal year ended December 31, 2021. The decrease is attributable primarily to lower conversational volumes as compared to the second and third quarter of 2021 during which we benefited from an initial recovery of the U.S. economy as the COVID-19 pandemic subsided. In addition, we believe our 2022 revenue was impacted by the lingering issues related to the resurgence of new COVID-19 variants, supply chain disruptions, inflationary pressures, and labor shortages. Although we remain cautious about the recovery of the U.S. economy, in the event these macro-conditions subside, we believe we may be able to make progress by opening more opportunities with our existing and new customers and in new verticals through multiple product offerings and our continued product innovation.

We believe our operating expenses still have prospective opportunity for further efficiencies as we make advancements in our technology infrastructure and cloud initiatives. Moving portions of our technology infrastructure to the cloud enables us to innovate through scale and a common architecture.

See the Notes to Consolidated Financial Statements for additional information. For additional information for the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations, refer to “Results of Operations” within this discussion and analysis and Item 1.A of Part I, “Risk Factors.”

Divestiture

In October 2020, we sold certain assets related to the Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics (the “Divestiture”). The purchaser is a related party controlled by a shareholder and officers of the Company. We maintained a minority equity interest in the entity into 2021, at which time it was sold in 2021 to an unrelated party.

In connection with the closing, we entered into an administrative support services agreement with the purchaser (the “SSA”) pursuant to which we provide administrative services to the purchaser for a support services fee, with certain guaranteed payments to us of $3.5 million in the first year and $1.5 million in the second year following closing. The SSA had an initial term of two (2) years from closing and renews for successive one (1) year terms unless either party provides at least six (6) months written notice of nonrenewal.  We continue to anticipate that the scope of the administrative services provided under the SSA and associated support services fees received by the Company may further decrease over time.

Technology Infrastructure and Cloud Initiatives

We made advancements in our technology infrastructure and cloud initiatives. In 2022, we were able to advance the build out of our platform, which helped reduce our operating expenses compared to the prior year. We are focused on moving portions of our technology infrastructure to the cloud which helps enable us to innovate through scale and a common architecture.

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

Results of Operations

The following table presents revenue and certain of our operating results as a percentage of revenue:

(In Thousands, Except Percentages)	Year Ended December 31, 2021	% of revenue	Year Ended December 31, 2022	% of revenue
Revenue	$53,476	100%	$52,170	100%
Expenses:
Service costs	$21,694	41%	$20,462	39%
Sales and marketing	13,549	25%	13,517	26%
Product development	16,112	30%	14,355	28%
General and administrative	9,294	17%	9,787	19%
Amortization of intangible assets from acquisitions	4,481	8%	2,124	4%
Acquisition and disposition related costs (benefits)	142	0%	74	0%
Total operating expenses	65,272	122%	60,319	116%

Stock-based compensation expense was included in the following operating expense categories as follows:

	Year Ended December 31,
(In Thousands)	2021	2022
Service costs	$49	$171
Sales and marketing	870	796
Product development	296	293
General and administrative	1,459	1,386
Total stock-based compensation	$2,674	$2,646

See Note 6: Stockholders' Equity (b). Stock Option Plan of the Notes to Consolidated Financial Statements, as well as our Critical Accounting Policies for additional information about stock-based compensation.

Revenue

Revenue decreased $1.3 million, or 2%, from $53.5 million for the year ended December 31, 2021 to $52.2 million for the year ended December 31, 2022. This decrease was impacted primarily by lower conversational volumes in 2022 as compared to 2021.

In the immediate near term, we expect our revenues to be similar compared to the most recent quarter as we continue to see macroeconomic pressures on certain customer segments. While we believe the U.S economy has the opportunity to expand, we expect our results to be volatile in the near term as we continue to experience lingering issues related to the resurgence of new COVID-19 variants, supply chain disruptions, inflationary pressures, and labor shortages.

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

Expenses

Service Costs. Service costs decreased $1.2 million, or 6%, from $21.7 million for the year ended December 31, 2021 to $20.5 million for the year ended December 31, 2022. As a percentage of revenues, service costs were 41% and 39% for the year ended December 31, 2021 and 2022, respectively. The decrease in dollars and percentage of revenue was primarily due to $1.3 million of lower network costs due to our infrastructure initiatives, which include cloud migration initiatives, certain platform integrations and other initiatives and $433,000 of higher support service fees recovery. These were partially offset by $416,000 of higher personnel costs and stock-based compensation.

We expect in the near and intermediate term that service costs in absolute dollars will be similar to or modestly higher in relation to the most recent period. There may be a positive impact on service costs as a percentage of revenue and further benefit in the event we generate contribution from new launches of analytics products and sales engagement solutions.

Sales and Marketing. Sales and marketing expenses were $13.5 million for the year ended December 31, 2021 and 2022. As a percentage of revenue, sales and marketing expenses were 25% and 26% for the year ended December 31, 2021 and 2022, respectively. The change from the prior year was primarily attributable to lower marketing costs of $536,000 and higher support service fees recovery of $321,000. These were partially offset by higher travel related costs $392,000 and personnel costs of $381,000.

We expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but, in consideration of some operating and personnel measures in the first part of 2023, we expect sales and marketing expenses in the near term to be similar to or modestly higher than the most recent quarter or increase modestly as revenues increase. We also expect, to the extent that we increase our marketing activities, this could correspondingly also cause an increase as a percentage of revenue. We also believe going forward our travel related costs will increase as pandemic related impacts abate.

Product Development. Product development expenses decreased $1.8 million, or 11%, from $16.1 million for the year ended December 31, 2021 to $14.4 million for the year ended December 31, 2022. As a percentage of revenue, product development expenses were 30% and 28% for the year ended December 31, 2021 and 2022, respectively. The net decrease in dollars and as a percentage of revenue was primarily attributable to a decrease in personnel costs totaling $1.4 million and higher support services fees recovery of $164,000.

We expect that product development expenses will be relatively stable in absolute dollars in the near term due to our technology infrastructure and cloud initiatives offset by a modest increase in the number of personnel and consultants to enhance our service offerings

General and Administrative. General and administrative expenses increased $500,000 or 5%, from $9.3 million for the year ended December 31, 2021 to $9.8 million for the year ended December 31, 2022. As a percentage of revenue, general and administrative expenses were 17% and 19% for the year ended December 31, 2021 and 2022, respectively. The net increase in dollars was primarily attributable to lower support services fees recovery of $592,000, $296,000 of higher amortization and depreciation related to a hosting software licensing arrangement and software development costs, and higher travel costs of $144,000. The increase was partially offset by $485,000 of lower personnel and outside service provider costs and $162,000 of lower corporation registration fees.

We also expect our general and administrative expenses to increase to the extent that we expand our operations and incur additional costs in connection with being a public company and regulatory updates including expenses related to professional fees and insurance, as well as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price. In addition, we anticipate that our general and administrative expenses may be adversely impacted by the continuing macro-economic headwinds at least for the near term.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expenses were $4.5 million and $2.1 million for the year ended December 31, 2021 and 2022, respectively. The expense was associated with amortization of intangible assets acquired in the Callcap, Sonar, and Telmetrics acquisitions. During 2021 and 2022, the amortization of intangibles related to service costs, sales and marketing and general and administrative expenses.

Acquisition and Disposition-related Benefits. The change in the acquisition and disposition-related expense from $142,000 for the year ended December 31, 2021 to $74,000 for the year ended December 31, 2022.

Loan Extinguishment. In the second quarter of 2020, we received loans through the CARES Act. In the third quarter of 2021, we were legally released from our obligation and recognized a $5.2 million gain on loan extinguishment for the year ended December 31, 2021.

Interest Income and Other, net. The interest income and other, net for the year ended December 31, 2021 and 2022 was $2.5 million and $88,000, respectively. In the second quarter 2021, we received a one-time payment related to a contractual settlement of an upside payment with previously divested properties.

Income Tax. The income tax for the years ended for the year ended December 31, 2021 and 2022 was $232,000 and $184,000, respectively. The income tax expense for the year ended December 31, 2021 and 2022 consisted primarily of state income taxes. The effective tax rate differed from the expected tax rate of 21% primarily due to a full valuation allowance as well as to a lesser extent non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method and other non-deductible amounts.

At December 31, 2022, based on all the available evidence, both positive and negative, we determined that it is not more likely than not that our deferred tax assets will be realized and accordingly, we have recorded a 100% valuation allowance of $51.8 million against our net deferred tax assets ($52.9 million of deferred tax assets that are partially offset by $1.3 million in reversing deferred tax liabilities). This compares to a 100% valuation allowance of $49.6 million at December 31, 2021 ($50.9 million of deferred tax assets that are partially offset by $1.4 million in reversing deferred tax liabilities). In assessing the realizability of deferred tax assets, based on all the available evidence, both positive and negative, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as the Company’s history of taxable income or losses in the relevant jurisdictions in making this assessment. We have incurred federal taxable losses in 2021 and 2022.

Net Loss. Net loss increased $3.9 million, or 88%, from $4.4 million in 2021 compared to $8.2 million in 2022. The increase in the net loss for the year ended December 31, 2022 was primarily attributable to a $5.2 million gain on loan extinguishment and a one-time payment of $2.5 million in fiscal year 2021 partially offset by lower product development and service costs expenditures in 2022.

Liquidity and Capital Resources

As of December 31, 2021 and 2022, we had cash and cash equivalents of $27.1 million and $20.5 million, respectively. As of December 31, 2022, we had current and long-term contractual obligations of $6.1 million, of which $3.4 million is for rent under our facility operating leases.

Cash used in operating activities was $2.3 million during the year ended December 31, 2022. The cash used in operating activities was primarily a result of a net loss of $8.2 million, adjusted for non-cash items of $7.6 million, which primarily included depreciation and amortization and stock-based compensation partially offset by changes in working capital of $1.7 million. The change in working capital was driven primarily by an increase in accounts receivable as well as a decrease in deferred revenue and accrued expenses partially offset by an increase in accounts payable. Cash used in operating activities was $6.3 million during the year ended December 31, 2021. The cash used in operating activities was primarily a result of a net loss of $4.4 million, adjusted for non-cash items of $3.8 million, which primarily included depreciation and amortization, stock-based compensation, and a gain on loan extinguishment, offset by changes in working capital of $5.8 million. The change in working capital was driven primarily by a decrease in accrued expenses and other current liabilities as well as increases in accounts receivable and other current asset balances. Our cash used in operating activities benefited from cash inflow of $2.5 million related to settlement of a contractual matter and $444,000 related to foreign government paycheck assistance and rent subsidies.

We expect that, at least for the near term, our revenues may continue to recover if macroeconomic conditions improve and business interruptions subside resulting in increased demand for our products and services. However, we continue to monitor the potential disruptions caused by future iterations of COVID-19 and supply chain issues that have ensued, which could cause our revenues to be lower than current levels if customers are unable to procure our services at the same volumes as previously. The adverse impact would reduce our operating cash flows and liquidity going forward.

Cash used in investing activities for the year ended December 31, 2022 was $2.9 million and was primarily attributable to cash paid for purchases of property and equipment as well as capitalized software development costs. Cash used in investing activities for the year ended December 31, 2021 was $951,000 primarily attributable to cash paid for purchases of property and equipment as well as capitalized software development costs offset by proceeds for the sale of our minority equity interest. In the first quarter of 2023, we entered into a financing lease agreement for up to $1.0 million for the procurement of server equipment and with current borrowing of $451,000.

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

Cash used by financing activities was $1.5 million during the year ended December 31, 2022. The cash used by was primarily attributable to the exchange of cash consideration for partial settlement of a contractual obligation partially offset by proceeds from stock options exercises and the employee stock purchase program. Cash provided by financing activities was $528,000 during the year ended December 31, 2021. The cash provided was primarily attributable to proceeds from stock option exercise and the employee stock purchase program. In the third quarter of 2021, we were legally released from our obligation as our application was approved by the SBA. Therefore, we recognized a non-cash gain of approximately $5.1 million for the forgiveness of our principal.

In November 2014, our board of directors authorized a new share repurchase program (the “2014 Repurchase Program”) which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, we are authorized to repurchase up to 3 million shares of our Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as we deem appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. We have made no repurchases under the 2014 Repurchase Program for the years ended December 31, 2021 and 2022.

Based on our operating plans we believe that our resources will be sufficient to fund our operations, including any investments in strategic initiatives, for at least twelve months, however the length and severity of the pandemic and macroeconomic factors could influence our operating plans and resources significantly. Additional equity and debt financing may be needed to support our acquisition strategy, our long-term obligations, and our company’s needs. There can be no assurance that, if we needed additional funds, financing arrangements would be available in amounts or on terms acceptable to us, if at all. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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

We apply the provisions of the FASB ASC Topic 350, “Intangibles - Goodwill and Other” (ASC 350) whereby assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead test for impairment at least annually. According to FASB ASC 360, “Property Plant and Equipment” (ASC 360), intangible assets with definite useful lives should be amortized over the respective estimated lives to their estimated residual values and reviewed for impairment. Intangible assets are "grouped" and evaluated for impairment at the lowest level of identifiable cash flows.

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

We determined that it is not more likely than not that our deferred tax assets (excluding certain insignificant Canadian deferred tax assets) will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2021 and 2022. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Marchex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Marchex, Inc. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Audit Response for Occurrence of Revenues

As described in Note 1 of the consolidated financial statements, the Company generates its revenues through a significant volume of low-dollar transactions tracked and recorded in a highly automated process within the Company’s internally developed information technology systems. The Company recognizes revenue from its call analytics technology platform when customers pay a fee for each qualified transaction generated per the terms of the customer contract.  Revenue is recognized over time as the service is performed.

We identified the Company’s revenue as a critical audit matter as the processes to track and record revenues are highly automated. These internally developed systems are complex and require an increased audit effort around assessing the reliability of data.

Our audit procedures related to the Company's revenue included substantively testing a sample of the Company’s revenue and performing the following audit procedures, among others:

a)	We obtained and reviewed the customer invoice, the supporting call log data from the Company’s internal tracking system relating to the invoiced period, and the underlying customer contracts;
b)	We recalculated the invoiced amount based on the call and/or text volume, agreeing the terms and conditions to the customer contract for the pricing arrangement;
c)	We evaluated performance obligations, the applicable billing period, and agreed to the customer billing and recorded revenue during the selected period;
d)	Verified the existence of call data by listening to a sample of recorded calls, or text message data by viewing a sample of text logs and traced to cash received for samples selected.

We have served as the Company's auditor since 2022.

/s/ RSM LLP US

Seattle, Washington

March 31, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Marchex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Marchex, Inc. and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Moss Adams LLP

Seattle, Washington

March 29, 2022, except for the effects of the revisions to correct deferred taxes described in Note 5, as to which the date is March 31, 2023.

We served as the Company’s auditor from 2017 to 2022.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
(In Thousands, Except Per Share Amounts)	2021	2022
Assets
Current assets:
Cash and cash equivalents	$27,086	$20,474
Accounts receivable, net	8,021	8,396
Prepaid expenses and other current assets	2,407	2,015
Total current assets	37,514	30,885
Property and equipment, net	2,817	4,050
Other assets, net	986	973
Right-of-use lease asset	2,238	738
Goodwill	17,558	17,558
Intangible assets from acquisitions, net	4,714	2,590
Total assets	$65,827	$56,794
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,363	$2,037
Accrued benefits and payroll	3,631	3,566
Other accrued expenses and current liabilities	3,869	3,825
Deferred revenue and deposits	2,016	1,384
Lease liability current	1,794	1,252
Total current liabilities	12,673	12,064
Deferred tax liabilities	186	233
Lease liability non-current	1,466	385
Total liabilities	14,325	12,682
Commitments and contingencies - See Note 4
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 137,500 shares
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at December 31, 2021 and 2022	49	49
Class B: 125,000 shares authorized; 37,391 shares issued and outstanding at December 31, 2021, including 965 shares of restricted stock; and 38,497 shares issued and outstanding at December 31, 2022, including 1,105 shares of restricted stock	374	385
Additional paid-in capital	354,155	354,999
Accumulated deficit	(303,076)	(311,321)
Total stockholders’ equity	51,502	44,112
Total liabilities and stockholders’ equity	$65,827	$56,794

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
(In Thousands, Except Per Share Amounts)	2021	2022
Revenue	$53,476	$52,170
Expenses:
Service costs (1)(3)	21,694	20,462
Sales and marketing (1)(3)	13,549	13,517
Product development (3)	16,112	14,355
General and administrative (1)(3)	9,294	9,787
Amortization of intangible assets from acquisitions (2)	4,481	2,124
Acquisition and disposition related benefits	142	74
Total operating expenses	65,272	60,319
Loss from operations	(11,796)	(8,149)
Gain on loan extinguishment	5,185	—
Interest income and other, net	2,453	88
Loss before provision for income taxes	(4,158)	(8,061)
Income tax expense (benefit)	232	184
Net income loss applicable to common stockholders	$(4,390)	$(8,245)
Basic and diluted net income (loss) per Class A share applicable to common stockholders	$(0.10)	$(0.19)
Basic and diluted net income (loss) per Class B share applicable to common stockholders	$(0.10)	$(0.19)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	4,661	4,661
Class B	39,256	38,560
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	4,661	4,661
Class B	43,917	43,221
(1) Excludes amortization of intangibles from acquisitions
(2) Components of amortization of intangibles from acquisitions:
Service costs	$2,248	$467
Sales and marketing	2,121	1,657
General and administrative	112	-
Total	$4,481	$2,124
(3) Components of related party support services fee recovery
Service costs	$2,848	$2,648
Sales and marketing	523	742
Product development	1,682	1,612
General and administrative	1,554	1,396
Total	$6,607	$6,398

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
(In Thousands)	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	4,661	$49	36,462	$365	—	—	$350,960	$(298,686)	$52,688
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	648	6	—	—	524	—	530
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	2,674	—	2,674
Repurchase and retirement of treasury stock	—	—	—	—	(23)	—	—	—	—
Issuance of Class B common stock in connection with prior deferred issuance from acquisition	—	—	281	3	—	—	(3)	—	—
Net loss	—	—	—	—	—	—	—	(4,390)	(4,390)
Balance at December 31, 2021	4,661	$49	37,391	$374	(23)	—	$354,155	$(303,076)	$51,502
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	654	6	—	—	33	—	39
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	2,646	—	2,646
Repurchase and retirement of treasury stock	—	—	(23)	—	23	—	—	—	—
Issuance of Class B common stock in connection with prior deferred issuance from acquisition	—	—	475	5	—	—	(5)	—	—
Settlement of a contractual obligation	—	—	—	—	—	—	(1,830)	—	(1,830)
Net loss	—	—	—	—	—	—	—	(8,245)	(8,245)
Balance at December 31, 2022	4,661	$49	38,497	$385	—	—	$354,999	$(311,321)	$44,112

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In Thousands)	2021	2022
Cash flows from operating activities:
Net loss applicable to common stockholders	$(4,390)	$(8,245)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	5,970	4,033
Allowance for doubtful accounts and advertiser credits	435	906
Deferred income taxes	(6)	43
Stock-based compensation	2,674	2,646
Gain on loan extinguishment	(5,185)	—
Gain on sale of equity investment	(59)	—
Change in certain assets and liabilities:
Accounts receivable, net	(2,125)	(1,280)
Prepaid expenses, other current assets, and other assets	647	73
Accounts payable	(1,050)	675
Accrued expenses and other current liabilities	(3,876)	(510)
Deferred revenue and deposits	623	(633)
Net cash used in operating activities	(6,342)	(2,292)
Cash flows from investing activities:
Purchases of property and equipment	(1,351)	(2,865)
Proceeds from sale of equity investment	400	—
Net cash used in investing activities	(951)	(2,865)
Cash flows from financing activities:
Settlement of a contractual obligation	—	(1,495)
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	528	40
Net cash provided by (used in) financing activities	528	(1,455)
Net decrease in cash and cash equivalents	(6,765)	(6,612)
Cash and cash equivalents at beginning of period	33,851	27,086
Cash and cash equivalents at end of period	$27,086	$20,474
Supplemental disclosure of cash flow information:
Foreign government paycheck assistance and rent subsidies (operating activities)	$444	$10
Settlement of a contract matter (operating activities)	$2,500	$-
Cash paid for operating leases (operating activities)	$2,155	$1,648
CARES Act loan extinguishment (financing activities)	$5,119	$-
Settlment of a contractual obligation, non cash (financing activities)	$-	$335
Cash received (paid) during the period for income taxes, net of refunds	$(174)	$(55)

See accompanying Notes to Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies and Practices

(a) Description of Business and Basis of Presentation

Marchex, Inc. (the “Company”) was incorporated in the state of Delaware on January 17, 2003. The Company is a conversational analytics and solutions company that helps businesses connect, drive, measure, and convert callers into customers, and connects the voice of the customer to their business. We deliver data insights and incorporate AI-powered functionality that drives insights and solutions to help companies find, engage and support their customers across voice and text-based communication channels.

Divestiture

In October 2020, the Company sold its interests in certain assets related to its Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics and sales engagement solutions. In connection with the divestiture, the Company entered into an administrative support services agreement with the related party purchaser pursuant to which the Company will provide services to the related party purchaser for a support service fee. See Note 10: Divestiture Support Services Agreement of the Notes to the Consolidated Financial Statements for further discussion.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, including the effects of COVID-19. The Company has used estimates related to several financial statement amounts, including revenues, allowance for doubtful accounts, allowance for advertiser credits, useful lives for property and equipment and intangible assets, valuation of intangible assets, the fair value of stock options awards, the impairment of goodwill, and the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

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

We held a remaining interest in the related party purchaser of our divested operations until we disposed of our interest in the third quarter of 2021. We determined during the period of holding an interest we were not the primary beneficiary. Our variable interests in this VIE primarily relate to the issuance of a 10% equity interest in the related party purchaser; contingent consideration related to the transaction; and an administrative support services arrangement. Refer to Note 10: Divestiture Support Services Agreement. Although this financial arrangement resulted in our holding variable interests in this related party entity, it did not empower us to direct the strategic and operational activities of the VIE that most significantly impact the VIE’s economic performance. Our Company's investment related to this VIE totaled $341,000 as of December 31, 2020, representing our maximum exposure to loss. In the third quarter of 2021, we sold our equity interest for proceeds of $400,000. The Company's investment related to this VIE was not individually significant to the Company's Consolidated Financial Statements.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds.

(c) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2021 and 2022: cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. The following table provides information about the fair value of our cash and cash equivalents balance:

	Years Ended December 31,
(In Thousands)	2021	2022
Level 1 Assets:
Cash	$10,725	$9,020
Money market funds	16,361	11,454
Total cash and cash equivalents	$27,086	$20,474

In addition, the Company has acquisition-related liabilities which are recorded at fair value. The fair value was estimated by applying the income approach, which is based on significant inputs that are not observable in the market (Level 3 inputs), such as the discount rate and the probability of meeting targeted financial goals.

Assets, liabilities, and operations of foreign subsidiaries are recorded based on the functional currency of the entity. For a majority of our foreign operations, the functional currency is the U.S. dollar. Assets and liabilities denominated in other than the functional currency is remeasured each month with the remeasurement gain or loss recorded in interest income and other, net in the Consolidated Statements of Operations.

(d) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable balances are presented net of allowance for doubtful accounts and allowance for advertiser credits.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance based on analysis of historical bad debts, advertiser concentrations, advertiser creditworthiness and current economic trends. Past due balances over 90 days and specific other balances are reviewed individually for collectability. The Company reviews the allowance for collectability quarterly. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The allowance for doubtful accounts activity for the periods indicated is as follows:

(In Thousands)	Balance at beginning of period	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period
December 31, 2021	444	187	365	266
December 31, 2022	266	26	125	167

Allowance for Advertiser Credits

The allowance for advertiser credits is the Company’s best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services. The Company determines the allowance for advertiser credits and adjustments based on analysis of historical credits.

The allowance for advertiser credits activity for the periods indicated is as follows:

(In Thousands)	Balance at beginning of period	Additions charged against revenue	Credits processed and other	Balance at end of period
December 31, 2021	662	248	753	157
December 31, 2022	157	461	534	84

(e) Property and Equipment

Property and equipment are stated at cost. Depreciation on computers and other related equipment, purchased and internally developed software, and furniture and fixtures are calculated on the straight-line method over the estimated useful lives of the assets, generally averaging three years. Leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful lives of the assets generally ranging from five to eight years.

We capitalize certain software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed, and it is probable that the software will be used as intended. Capitalized software costs include (i) external direct costs of materials and services utilized in developing computer software, (ii) compensation and related benefits for employees who are directly associated with the software projects. Capitalized software costs are amortized on a straight-line basis when placed into service over the estimated useful life of the software, generally averaging three years. We capitalized software development costs of $1.0 million and $1.4 million for the year ended December 31, 2021 and 2022, respectively.

(f) Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method, net of recognized impairment.

Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. As of the year ended December 31, 2021 and 2022, the Company had $17.6 million, respectively, of goodwill on its balance sheet, net of recognized impairment.

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

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. The Company establishes an allowance for advertiser credits, which is included in accrued expense and other current liabilities in the balance sheet, using its best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services based on analysis of historical credits. The balance associated with the allowance for advertiser credits in the Company’s Consolidated Balance Sheet was $157,000 and $84,000 as of December 31, 2021 and 2022, respectively. Customer payments received in advance of revenue recognition are also contract liabilities and are recorded as deferred revenue. The deferred revenue balance in the Company’s Consolidated Balance Sheet as of December 31, 2021 and 2022, was $2.0 million and $1.4 million, respectively. During the year ended December 31, 2021 and 2022, revenue recognized that was included in the contract liabilities balances at the beginning of the period was $1.4 million and $1.1 million, respectively.

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

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in other assets, net in the balance sheet. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of December 31, 2021 and 2022, the Company had $128,000 and $167,000 of net deferred contract costs, respectively, and the accumulated amortization associated with these costs was $1.2 million and $1.5 million for the year ended December 31, 2021 and 2022, respectively.

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

(j) Advertising Expenses

Advertising costs are expensed as incurred and include mobile and online advertising and related outside marketing activities, including sponsorships and trade shows. Such costs are included in sales and marketing. Advertising costs were approximately $1.4 million and $928,000 for the years ended December 31, 2021 and 2022 respectively.

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

The Company had no customers that represented more than 10% of consolidated revenue for the year ended December 31, 2021 and 2022.

The Company has one customer that represents more than 10% of consolidated accounts receivable. The outstanding receivable balance for this customer is as follows:

	At December 31,
(In Percentages)	2021	2022
Customer A	11%	28%

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

The following table presents the computation of basic net loss per share for the periods ended:

	Years Ended December 31,
	2021		2022
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(466)	$(3,924)	$(889)	$(7,356)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	39,256	4,661	38,560
Basic net loss per share applicable to common stockholders	$(0.10)	$(0.10)	$(0.19)	$(0.19)

The following table presents the computation of diluted net loss per share for the periods ended:

	Years Ended December 31,
	2021		2022
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(466)	$(3,924)	$(889)	$(7,356)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(466)	—	(889)
Diluted net loss applicable to common stockholders:	$(466)	$(4,390)	$(889)	$(8,245)

Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	39,256	4,661	38,560
Conversion of Class A to Class B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding used to calculate diluted net loss per share	4,661	43,917	4,661	43,221
Diluted net loss per share applicable to common stockholders	$(0.10)	$(0.10)	$(0.19)	$(0.19)

The computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•	For the years ended December 31, 2021 and 2022, outstanding options to acquire 3,601 and 3,766 shares, respectively, of Class B common stock.
•	For the years ended December 31, 2021 and 2022, 965 and 1,105 shares of unvested Class B restricted common shares, respectively.
•	For the years ended December 31, 2021 and 2022, 553 and 535 restricted stock units, respectively.

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

Note 2: Property and Equipment

Property and equipment consisted of the following:

	Years Ended December 31,
(In Thousands)	2021	2022(1)
Computer and other related equipment	$13,373	$14,939
Purchased and internally developed software	2,483	3,090
Furniture and fixtures	1,271	1,273
Leasehold improvements	1,732	1,732
Construction in progress	769	1,400
	$19,628	$22,434
Less: accumulated depreciation and amortization	(16,811)	(18,384)
Property and equipment, net	$2,817	$4,050

(1)	Includes the original cost of fully depreciated fixed assets which was $13.6 million at December 31, 2022.

Depreciation and amortization expense related to property and equipment was approximately $1.2 million and $1.6 million for the years ended December 31, 2021 and 2022, respectively.

In the first quarter of 2023, we entered into a financing lease agreement for up to $1.0 million for the procurement of server equipment and with current borrowing of $451,000.

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

The Company has an operating lease for office space for its corporate headquarters in Seattle, Washington. It also has operating leases for office space in Mississauga, Canada and Wichita, Kansas. The Company recognizes our operating lease agreements in accordance with ASC 842 and recognizes rent expense on a straight-line basis over the lease term with any lease incentives amortized as a reduction of rent expense over the lease term.

The Company’s lease agreement with respect to office space in Seattle, Washington, as amended, expires on March 31, 2025. The Company has the option to terminate the lease in March 2023, subject to satisfaction of certain conditions, including a payment of a termination fee of approximately $671,000. In addition, as part of the agreement, the lessor paid towards the cost of certain leasehold improvements (“landlord contribution”) of which the Company could use approximately $180,000 of unused landlord contribution as a credit against any payment obligation under the lease. In the second quarter of 2019, the Company requested the $180,000 landlord contribution from the lessor as a reimbursement towards certain leasehold improvements and received those funds in the third quarter of 2019. In the first quarter of 2018, the lessor paid $373,000 towards certain leasehold improvements which the Company accounted for as a lease incentive and is amortizing as a reduction of rent expense over the lease term. Additionally, in April 2018, the lessor refunded the previously provided security deposit and the Company provided a letter of credit to the lessor in the amount of $575,000, which will be reduced by $100,000 annually starting in April 2019. The letter of credit was collateralized by a $575,000 certificate of deposit, which was restricted in use and is included in other assets in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2019. On April 2, 2019, the Company was no longer required to collateralize the letter of credit and the certificate of deposit matured. Additionally, in the third quarter of 2020, the Company concluded that exercising its option to terminate this office lease in March 2023 had met the reasonably certain threshold and as such, the Company remeasured its ROU asset and liability associated with this lease as of September 30, 2020 based on the expected termination fee payment of approximately $671,000 and a lease termination date of March 2023. In September 2022, we provided notice to the landlord exercising our option to terminate the lease. We are required to make payment of approximately $671,000 on or before the termination date. In December 2022, we procured alternative office space in the Seattle, Washington area, which our commencement date is April 1, 2023. The remaining lease obligation is classified within lease liability, current on our Consolidated Balance Sheet.

The Company’s lease agreement with respect to office space in Mississauga, Canada commenced in November 2016, with a lease term of 60 months, and expired on November 30, 2021. The Company has subsequently entered into a month-to-month lease and for disclosure purposes, we have selected the short-term lease election. We exercised our intent to exit the lease in February 2023. We do not plan to secure new office space in Canada.

The Company commenced a new lease for an office space in Wichita, Kansas in June 2020 which continues for a period of 66 months with an option to extend the term for two additional periods of three years each. The Company has the option to terminate the lease pursuant to certain terms as specified in the lease without any termination fees if notice is provided.

Lease cost recognized in the Company’s Consolidated Statements of Operations and other information is summarized as follows:

	Years Ended December 31,
(In Thousands)	2021	2022
Operating lease cost	$1,862	$1,943
Short-term operating lease cost	8	202
Total operating lease cost	1,870	2,145
Other information:
Weighted-average remaining lease term - operating leases	1.9 years	1.2 years
Weighted-average discount rate - operating leases (1)	4.8%	4.6%

(1)

The discount rate used to compute the present value of the total lease liabilities as of December 31, 2021 and 2022 was based on the Company’s estimated incremental borrowing rate of similar secured borrowings available to the Company as of the commencement date of lease.

As of December 31, 2022 the Company’s operating lease liabilities were as follows:

(In Thousands)	Total
Gross future operating lease payments	$1,696
Less: imputed interest	(59)
Present value of total operating lease liabilities	1,637
Less: current portion of operating lease liabilities	(1,252)
Total long-term operating lease liabilities	$385

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

Future minimum payments are approximately as follows:

(In Thousands)	Facilities operating leases	Other contractual obligations	Total
2023	1,540	2,502	4,042
2024	562	196	758
2025	566	—	566
2026	400	—	400
2027 and thereafter	380	—	380
Total minimum payments	$3,448	$2,698	$6,146
(1) For additional information regarding the Company's facilities operating leases, see Note 3. Leases of the Notes to Consolidated Financial Statements for further discussion.

(b) Contingencies

The Company from time to time is a party to disputes and legal and administrative proceedings arising from the ordinary course of business. We could become in the future subject to legal proceedings, governmental investigations, and claims in the ordinary course of business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks, and other intellectual property rights. Such claims, even if not meritorious, could force us to expend significant financial and managerial resources and could be material.

In some agreements to which the Company is a party to, the Company has agreed to indemnification provisions of varying scope and terms with customers, vendors and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements or representations and warranties made by the Company, services to be provided by the Company and intellectual property infringement claims made by third parties. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions. However, the maximum potential amount of the future payments the Company could be required to make under these indemnification provisions could be material.

On October 21, 2022, the Shareholder Representatives for the former shareholders of Telmetrics, Inc. filed litigation against the Company in the U.S. District Court for the District of Delaware. The plaintiffs are asserting claims under a share purchase agreement and escrow agreement regarding entitlement to an earnout of up to $3 million and $1 million that was placed in escrow to secure indemnification obligations. On March 1, 2023, the Company filed a motion to compel arbitration and/or dismiss this litigation. On March 22, 2023, the plantiffs filed an amended complaint also seeking substantial punitive damages. While we believe we have meritorious defenses to this lawsuit and are vigorously defending against it, litigation is inherently uncertain and we cannot currently predict the ultimate outcome of this matter.

While any litigation contains an element of uncertainty, the Company is not aware of any legal proceedings or claims which are pending that the Company believes, based on current knowledge, will have, individually or taken together, a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Note 5: Income Taxes

The components of loss before provision for income taxes consist of the following (in thousands):

	Years Ended December 31,
(In Thousands)	2021	2022
United States	$(1,173)	$(7,525)
Foreign	(2,985)	(536)
Loss before provision for income taxes	$(4,158)	$(8,061)

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
(In Thousands)	2021	2022
Current federal provision
State	$204	$58
Foreign	-	39
Deferred provision (benefit)
Federal	20	67
State	106	20
Foreign	(98)	—
Total income tax expense (benefit)	$232	$184

The Company’s income tax expense (benefit) differed from the amounts computed by applying the U.S. federal statutory rate to loss before provision for income taxes as a result of the following:

	Years Ended December 31,
(In Thousands)	2021	2021	2022
	As Reported	As Adjusted
Income tax benefit at U.S. statutory rate	$(873)	$(873)	$(1,693)
State taxes, net of valuation allowance	(448)	313	79
Foreign tax differential	(747)	(747)	(150)
Non-deductible transaction costs	(1)	2,496	16
Stock-based compensation (1)	434	1,985	190
Gain on CARES Act loan	(1,089)	(1,089)	32
Valuation allowance	3,334	(1,474)	1,815
Goodwill impairment	98	98	—
Tax credits	(544)	(544)	(237)
Other expenses	68	67	132
Total income tax expense (benefit)	$232	$232	$184

(1) Includes non-deductible stock-based compensation and excess tax benefits and shortfalls from stock-based compensation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below and reflects the 21% U.S. federal statutory rate for 2021 and 2022 (in thousands):

	Years Ended December 31,
(In Thousands)	2021	2021	2022
Deferred tax assets:	As Reported	As Adjusted
Accrued liabilities not currently deductible	$476	$476	$434
Intangible assets- excess of financial statement over tax amortization	5,985	3,245	3,341
Stock-based compensation	2,405	442	675
Federal net operating and capital losses	35,052	35,052	35,724
State, local and foreign net operating and capital loss carryforwards	3,353	4,552	5,326
Research & experimental tax and other credit carryforwards	5,184	5,685	5,421
Lease liability	866	866	426
Capitalized research and development	—	—	1,054
Other	547	547	460
Gross deferred tax assets	53,868	50,865	52,861
Valuation allowance	(53,066)	(49,643)	(51,795)
Net deferred tax assets	$802	$1,222	$1,066
Deferred tax liabilities:
Intangible assets-excess of tax over financial statement amortization	(393)	(813)	(1,107)
Right-of-use lease asset	(595)	(595)	(192)
Net deferred tax liabilities	$(186)	$(186)	$(233)

In preparing our December 31, 2022 financial statements, we determined that our December 31, 2021 gross deferred tax balances related to intangible assets, stock-based compensation, state net operating losses, goodwill, and the corresponding valuation allowance were misstated by approximately $3.0 million. The net amount and impact are zero. We evaluated the materiality of the adjustment and concluded that its impact was not material on our financial statements taken as a whole and did not affect our balance sheet, statement of operations, stockholders’ equity or cash flows, for any periods presented. We have elected to present an “as reported” and “as adjusted” for the year ended December 31, 2021 in the tables above.

As of December 31, 2022, the Company’s federal and state NOL carryforwards were approximately $170.1 million and $58.8 million, respectively. Of the total federal net operating losses reported, we have accumulated $47 million with an indefinite life as of December 31, 2022. The remaining federal net operating losses and the state net operating losses will begin to expire in 2027 and 2028, respectively, for income tax purposes. As of December 31, 2022, the Company’s federal research and development credit carryforwards were $6.3 million, which will start expiring in 2029.

The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company is not aware that any such change has occurred related to these specific tax attributes, or that the utilization of the carryforwards is limited such that these NOL or tax credit carryforwards will likely never be utilized. Accordingly, the Company has included these federal NOL and tax credit carryforwards in its deferred tax assets (subject to valuation allowance).

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

The Tax Cuts and Jobs Act contained a provision which requires the capitalization of Section 174 costs incurred in years beginning on or after January 1, 2022. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. This provision changes the treatment of Section 174 costs such that the expenditures are no longer allowed as an immediate deduction but rather must be capitalized and amortized. We have included the impact of this provision, which results in a deferred tax asset of approximately $1.1 million as of December 31, 2022.

At December 31, 2021 and 2022, the Company recorded a valuation allowance of $49.6 million, and $51.8 million, respectively, against its federal, state, city and foreign net deferred tax assets, as it believes it is more likely than not that these benefits will not be realized. The net change in the total valuation allowance for each of the years ended December 31, 2021 and 2022 was $9.8 million and $2.2 million, respectively.

The Company regularly reviews deferred tax assets to assess whether it is more likely than not that the deferred tax assets will be realized and, if necessary, establishes a valuation allowance for portions of such assets to reduce the carrying value. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to customer usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The Company incurred taxable losses from 2016 through 2022. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, with the exception of certain insignificant foreign deferred tax assets, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

From time to time, various state, federal and other jurisdictional tax authorities undertake audits of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for uncertain positions. Resolution of uncertain tax positions will impact the Company’s effective tax rate when settled. The Company does not have any significant interest or penalty accruals. The provision for income taxes includes the impact of contingency provisions and changes to contingencies that are considered appropriate. The following table summarizes activity related to tax contingencies from January 1, 2021 to December 31, 2022 which are recorded as an offset to deferred tax assets (in thousands):

(In Thousands)
Gross tax contingencies—January 1, 2021	$1,365
Gross increases to current period tax positions	72
Gross decreases to tax positions associated with prior periods	(55)
Gross tax contingencies—December 31, 2021	1,382
Gross increases to current period tax positions	2
Gross tax contingencies—December 31, 2022	$1,384

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

In November 2014, the Company’s board of directors authorized a new share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. The Company has made no repurchases under the 2014 Repurchase Program for the years ended December 31, 2021 and 2022. During the year ended December 31, 2020, a joint and equal tender from the Company and Edenbrook Capital LLC (an existing shareholder of the Company) (the "Offer") was completed for 10 million shares of the Company's Class B common stock at $2.15 per share, of which the Company's share of the repurchase totaled approximately $10.8 million for 5 million shares, which was not pursuant to the 2014 Repurchase Program. Shares repurchased but not yet retired by the Company are classified as treasury stock on the Consolidated Balance Sheet before retirement. Retirement of treasury stock results in reductions to common stock and additional paid-in capital.

In November 2018, the Company acquired 100% of the outstanding stock of Callcap for consideration of approximately $25 million in cash at closing and approximately 3.4 million shares of Class B common stock to be issued over the four year period following the acquisition date. The issuance of the shares for 2021 and 2022 have been deferred and will issue in 2023 as a result of conditional events occurring as specified in terms of the acquisition. In 2022, we paid $1.5 million in cash and agreed to transfer $335,000 in cash and/or equipment before November 2023 in exchange for settling our contractual obligation to issue 1.34 million of such shares. The cash consideration was recognized as a financing activity on our Consolidated Statements of Cash Flow.

In December 2019, the Company acquired 100% of the outstanding stock of Sonar for consideration of approximately $8.5 million in cash at closing and approximately 1.0 million shares of Class B common stock to be issued over the three-year period following the acquisition date, which have been issued in their entirely. The Company also agreed to issue up to approximately 389,000 shares of Class B common stock based upon the achievement of certain financial target goals by Sonar in 2020 which were not achieved. In 2023, the Company authorized a minority interest stock incentive plan, Sonar Technology Stock Incentive Plan, for the Sonar subsidiary which allows for grants of stock options, restricted stock units and restricted stock awards by Sonar to eligible participants at the discretion of the Plan’s Administrative Committee. The Plan authorizes up to 30% of Sonar’s current authorized shares may be issued with respect to awards granted under the plan.

(b) Stock Option Plan

The Company’s stock incentive plan (the “2021 Plan”), which was established in 2021, allows for grants of stock options, restricted stock units and restricted stock awards to eligible participants and such options may be designated as incentive or non-qualified stock options at the discretion of the 2021 Plan’s Administrative Committee. Prior to the 2021 Plan, the Company granted stock-based awards under its 2012 Stock Incentive Plan (the “2012 Plan”). No further awards were made under the 2012 Plan after December 31, 2021. The 2021 Plan authorizes up to 3,500,000 shares of Class B common stock that may be issued with respect to awards granted under the 2021 Plan, and provides that the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 3,500,000 shares. Annual increases to each of these share limits are to be added on the first day of each fiscal year beginning on January 1, 2022 equal to 3% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company) or in the case of incentive stock options, the lesser of (i) 2,000,000 shares of Class B common stock, or (ii) 3% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company), or (iii) such number as determined by the Company’s board of directors. As a result of this provision, the authorized number of shares available under the 2021 Plan was increased by 1,261,566 and 1,294,725 on January 1, 2022 and 2023, respectively, bringing the aggregate authorized number of shares available under the 2021 Plan to 6,056,291. The Company may issue new shares or reissue treasury shares for stock option exercises and restricted stock grants. Generally, stock options have 10-year terms and vest 25% each year either annually or quarterly, over a 4-year period and restricted stock awards and units vest 25% each year annually over a 4-year period.

The Company did not grant any options with exercise prices less than the then current market value during 2021 and 2022.

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

Stock-based compensation expense was included in the following operating expense categories:

	Years ended December 31,
(In Thousands)	2021	2022
Service costs	$49	$171
Sales and marketing	870	796
Product development	296	293
General and administrative	1,459	1,386
Total stock-based compensation	$2,674	$2,646

For the years ended December 31, 2021 and 2022, the income tax benefit related to stock-based compensation included in net loss was $0 for all periods due to the valuation allowance recorded on the deferred tax assets.

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For years ended December 31, 2021 and 2022, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, and vesting schedules. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments, which we consider to be zero.

The following assumptions were used in determining the fair value of time-vested stock options granted for the periods indicated:

	Years Ended December 31,
	2021	2022
Expected life (in years)	4.00-6.25	4.00-6.25
Risk-free interest rate	0.64% - 1.35%	2.41% - 4.30%
Expected volatility	50% - 59%	51% - 63%
Weighted average expected volatility	55%	55%

Stock option, restricted stock award, and restricted stock unit activity during the period is as follows:

	Options and Restricted Stock available for grant (in thousands)	Number of options outstanding (in thousands)	Weighted average exercise price of options	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2021	16,116	3,601	$3.43	6.46	$360
Increase to pool January 1, 2022	1,262	—
Options granted	(739)	739	$2.08
Restricted stock granted	(636)	—
Restricted stock forfeited	22	—
Options exercised	2	(2)	$1.66
Options expired	439	(439)	$3.69
Options forfeited	133	(133)	$3.14
Balance at December 31, 2022	16,599	3,766	$3.14	6.67	$10
Options exercisable at December 31, 2022		2,113	$3.74	5.00	$3

Information related to stock compensation activity during the period indicated is as follows:

	Years Ended December 31,
	2021	2022
Weighted average fair value of options granted	$1.21	$1.06
Intrinsic value of options exercised (in thousands)	$71	$-
Total grant date fair value of restricted stock vested (in thousands)	$1,786	$1,321

At December 31, 2022, there was $1.9 million of unrecognized stock option compensation expense related to non-vested awards, which is expected to be recognized over a weighted average period of 2.8 years.

During the year ended December 31, 2022, gross proceeds recognized from the exercise of stock options was $3,000.

Restricted stock awards and restricted stock unit activity during the period is as follows:

	Shares/ Units (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	1,518	$2.80
Granted	636	2.06
Vested	(492)	2.68
Forfeited	(22)	3.66
Unvested at December 31, 2022	1,640	2.53

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

At December 31, 2022, there was $2.2 million of unrecognized restricted stock compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 2.7 years.

(c) Employee Stock Purchase Plan

On March 8, 2013, the Company’s board of directors adopted and in May 2013 the stockholders approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on January 1, 2014. The Company authorized an aggregate of 225,000 shares of Class B common stock for issuance under the plan to participating employees. The 2014 ESPP provides eligible employees the opportunity to purchase the Company’s Class B common stock at a price equal to 95% of the closing price on the last business day of each purchase periods. The 2014 ESPP permits eligible employees to purchase amounts up to 15% of their compensation in the purchase period, and no employee is permitted to purchase stock worth more than $25,000 in any calendar year, valued as of the first day of each purchase period. During the year ended December 31, 2021, 29,854 shares were purchased at prices ranging from $2.44 to $2.91 per share. During the year ended December 31, 2022, 18,721 shares were purchased at prices ranging from $1.25 to $2.18 per share.

Note 7: 401(k) Savings Plan

The Company maintains voluntary defined contribution plans, which are qualified, covering employees that meet eligibility requirements. Eligible employees may elect to defer and contribute a portion of their eligible compensation to the plans, not to exceed the dollar amounts set by applicable laws. During 2011, the Company elected to match a portion of the employee contributions up to a defined maximum. In 2021 and 2022, cash contributions were made in the amount of $220,000 and $205,000 respectively.

Note 8: Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the years ended December 31, 2021 and 2022, the Company operated in a single segment comprised of its core analytics and solutions services.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of December 31, 2021 and 2022, no significant long-lived assets were held by entities outside of the United States.

Revenues from customers by geographical areas are tracked on the basis of the location of the customer. The majority of the Company’s revenue and accounts receivable are derived from domestic sales to customers.

Revenues by geographic region are as follows:

	Years ended December 31,
(In Percentages)	2021	2022
United States	99%	99%
Canada and other countries	1%	1%
	100%	100%

Note 9: Identified Intangible Assets

Identifiable intangible assets from acquisitions consisted of the following:

	As of December 31, 2021
(In Thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(6,679)	$(3,430)	$2,909
Technologies	9,369	(6,905)	(1,062)	1,402
Non-compete agreements	3,409	(2,660)	(346)	403
Tradenames	734	(613)	(121)	0
Total identifiable intangible assets from acquisitions	$26,530	$(16,857)	$(4,959)	$4,714

	As of December 31, 2022
(In Thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(8,202)	$(3,430)	$1,386
Technologies	9,369	(7,372)	(1,062)	935
Non-compete agreements	3,409	(2,794)	(346)	269
Tradenames	734	(613)	(121)	0
Total identifiable intangible assets from acquisitions	$26,530	$(18,981)	$(4,959)	$2,590

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Customer relationships, acquired technologies, tradenames, and non-compete agreements have a weighted average useful life from date of purchase of 5 years, 3-5 years, 2 years, 1 - 3 years, respectively. Aggregate amortization expense incurred by the Company for the year ended December 31, 2021 and 2022 was approximately $4.5 million and $2.1 million, respectively. Based upon the current amount of acquired identifiable intangible assets subject to amortization, the estimated amortization expense is as follows: $2.0 million in 2023 and $602,000 in 2024.

Note 10: Divestiture Support Services Agreement

In October 2020, the Company sold certain assets related to its Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics. The purchaser is a related party controlled by a shareholder and officers of the Company.

The Company received cash consideration at closing of approximately $2.3 million. No gain or loss on the sale of discontinued operations was recognized in the Consolidated Statement of Operations as it was sold to a related party. The net consideration received from the sale was recognized in the Company’s Consolidated Statements of Stockholder’s Equity. The sale also included (i) contingent consideration based on the achievement of certain revenue and thresholds from the Call Marketplace, Local Leads Platform and the purchaser’s total business; (ii) certain contingent sales transaction consideration; (iii) shares of Class B common stock in the purchaser equal to the issuance of a 10% equity interest; and (iv) the cancellation of Company stock options for 1.5 million shares currently held by two officers of the Company who were involved in the transaction.

In connection with the closing, the Company also entered into an administrative support services agreement with the related party purchaser pursuant to which the Company will provide services to the related party purchaser for a support services fee, with certain guaranteed payments to the Company in the first year and in the second year following closing. Support services fees related to this arrangement totaled $6.4 million for the year ended December 31, 2022 and $6.6 million for the year ended December 31, 2021 and are included in the Company’s Consolidated Statements of Operations, net of the related expenses, within Service costs, Sales and marketing, Product development, and General and administrative. As of December 31, 2022 and 2021, the net amount due from the purchaser of $663,000 and $630,000, respectively, is included in the Company’s Consolidated Balance Sheet within Prepaid expenses and other current assets.

Note 11: CARES Act Loans and Foreign Wage Subsidy

During the second quarter of 2020, the Company secured $5.3 million in promissory notes to bank lenders pursuant to government loan programs (collectively, the “Loans”). At December 31, 2020, the remaining balance was $5.1 million. The difference relates to the business operations divested in October 2020. The Loans were made under, and are subject to the terms and conditions of, the CARES Act and are administered by the U.S. Small Business Administration (“SBA”). The terms of the Loans were two years with maturity dates in the second quarter of 2022 and they contained a fixed annual interest rate of 1%. In the third quarter of 2021, we were legally released from our obligation as our application was approved by the SBA. We recognized a gain on extinguishment of $5.2 million in the 2021 Consolidated Statement of Operations. It is possible that the SBA could subsequently audit the forgiven Loans. The Company believes it was eligible to receive the Loans, calculated the loan amounts correctly, spent loan proceeds on allowable uses and is entitled to loan forgiveness. The Company will retain its financial documents relating to the Loans for six years as required.

In addition, under a foreign wage subsidy program in response to the COVID-19 pandemic, a subsidiary received approximately $444,000 and $10,000 in funding during the year ended December 31, 2021 and 2022, respectively, that were treated as reductions of payroll expenses.

Note 12: Interest and Other

Interest income and other consists of the following (in thousands):

	Years Ended December 31,
	2021	2022
Interest Income & Foreign Currency	$3	$99
Interest Expense	(37)	-
Other	2,487	(11)
Total	$2,453	$88

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control Over Financial Reporting

(a) Management’s report on internal control over financial reporting

Management of Marchex, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2023 annual meeting of stockholders (the “2023 Proxy Statement”), or an amendment to this 10-K, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the Company’s fiscal year ended December 31, 2022.

Our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Senior Financial Officers is available on our web site, www.marchex.com, by clicking “Investors” and then “Corporate Governance”.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item may be found in the 2023 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item may be found in the 2023 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item may be found in the 2023 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2022.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company’s independent registered public accounting firm is RSM US LLP, Seattle, WA, PCAOB ID: 49.

The information required under this item may be found in the 2023 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2022.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
1.	The following reports and financial statements are included in Part II, Item 8 of this Form 10-K:
•	Reports of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2021 and 2022;
•	Consolidated Statements of Operations for the years ended December 31, 2021 and 2022;
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2022;
•	Consolidated Statements of Cash Flow for the years ended December 31, 2021 and 2022; and
•	Notes to Consolidated Financial Statements.
2.	Financial Statement Schedules

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

Exhibit Number	Description of Document

*10.20	Marchex, Inc. 2021 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed with the SEC on August 20, 2021).

*10.21	Form of Incentive Stock Option Notice and Agreement (2021 Stock Incentive Plan).

*10.22	Form of Nonstatutory Stock Option Notice and Agreement (2021 Stock Incentive Plan).

*10.23	Form of Restricted Stock Agreement (2021 Stock Incentive Plan).

*10.24	Form of Restricted Stock Units Notice and Agreement (2021 Stock Incentive Plan).

†10.25	Sublease effective as of January 5, 2023, between the Board of Regents of the University of Washington and the Registrant

†21.1	Subsidiaries of the Registrant.

†23.1	Consent of RSM US LLP

†23.2	Consent of Moss Adams LLP

24.1	Power of Attorney (incorporated herein by reference to the signature page of the Annual Report on Form 10-K)

†31.1(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.1(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

†101.SCH	Inline XBRL Taxonomy Extension Schema Document.

†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan or arrangement.
(+)	Certain identified information has been excluded from this Agreement because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
(+)(+)	Certain information in this Agreement has been omitted and filed separately with the SEC. Confidential treatment has been granted with respect to the omitted portions.
†	Filed herewith.
††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on March 31, 2023.

MARCHEX, INC.

By:	/S/ MICHAEL A. ARENDS
Michael A. Arends Vice Chairman (Principal Financial Officer and Principal Accounting Officer)

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

Signature	Date

/S/ EDWIN MILLER	March 31, 2023
Edwin Miller Chief Executive Officer (Principal Executive Officer)

/S/ MICHAEL A. ARENDS	March 31, 2023
Michael A. Arends Vice Chairman (Principal Financial Officer and Principal Accounting Officer)

/S/ Russell C. Horowitz	March 31, 2023
Russell C. Horowitz Chairman

/S/ DENNIS CLINE	March 31, 2023
Dennis Cline Director

/S/ DONALD COGSVILLE	March 31, 2023
Donald Cogsville Director

/S/ M. WAYNE WISEHART	March 31, 2023
M. Wayne Wisehart Director