Form 10-K/A
period 2022-12-31
MARCHEX INC
filed 2023-05-01
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                    .

Commission File Number 000-50658

Marchex, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	35-2194038
(State or Other Jurisdiction of Incorporation or Organization) 1200 5th Ave, Suite 1300 Seattle, WA (Address of Principal Executive Offices)	(I.R.S Employer Identification No.) 98101 (Zip Code)

Registrant’s telephone number, including area code: (206) 331-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class B Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

The number of shares of Registrant’s Class A common stock outstanding as of April 24, 2023 was 4,660,927. The number of shares of Registrant’s Class B common stock outstanding as of April 27, 2023 was 38,688,786.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None.

EXPLANATORY NOTE

Marchex, Inc. (the “Company,” “we,” “us,” “our,” or “Marchex”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2023. The purpose of this Amendment is to include Part III information which was to be incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders. This information was previously omitted from the 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K. The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted.

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

Directors

The Board of Directors currently consists of five (5) individuals. Directors are elected to hold office until the next annual meeting of stockholders and until their respective successors have been elected and qualified. The names and the respective ages of our directors are set forth below:

Name	Age	Position	Director Since
Mike Arends	53	Vice Chairman	February 2023
Dennis Cline (1)(2)(3)	62	Director	May 2003
Donald Cogsville (1)(2)(3)	57	Director	April 2019
Russell C. Horowitz	56	Chairman	August 2017
M. Wayne Wisehart (1)(2)(3)	77	Director	November 2008
(1)	Member of the Audit Committee.
(2)	Member of the Nominating and Governance Committee.
(3)	Member of the Compensation Committee

Set forth below is a description of the business experience of each current director, including a discussion of the specific experience, qualifications, attributes and skills that led our Board of Directors to conclude that those individuals should serve as our directors.

Michael Arends. Mr. Arends serves as our Vice Chairman since February 2023. Mr. Arends served as our Co-CEO, including previously as a member of the Office of the CEO from October 2016 to February 2023, and served as our Chief Financial Officer from May 2003 through April 2021. Prior to joining Marchex, Mr. Arends held various positions at KPMG since 1992, most recently as a Partner in KPMG’s Pacific Northwest Information, Communications and Entertainment assurance practice. Mr. Arends is a Certified Public Accountant and a Chartered Accountant and received a Bachelor of Commerce degree from the University of Alberta. Mr. Arends brings historic knowledge and continuity together with extensive operational, finance, accounting, and transactional experience to the board.

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

Russell C. Horowitz. Mr. Horowitz is a founder of our Company and has served as our Chairman since April 2019. Mr. Horowitz served as our Co-CEO, including previously as a member of the Office of the CEO from October 2016 to February 2023. Previously, Mr. Horowitz served as our Executive Director since August 2017. Immediately prior, Mr. Horowitz, served as a consultant to the Company from May of 2016 through August 2017. Prior to serving as a consultant to the Company, Mr. Horowitz served as Executive Director from February 2015 to May 2016 and as CEO, Treasurer and Chairman of the Board from inception to February 2015. Mr. Horowitz was previously a founder of Go2Net, a provider of online services to merchants and consumers, including merchant Web hosting, online payment authorization technology, and

Web search and directory services. He served as its Chairman and Chief Executive Officer from its inception in February 1996 until its merger with InfoSpace in October 2000, at which time Mr. Horowitz served as the Vice Chairman and President of the combined company through the merger integration process. Additionally, Mr. Horowitz served as the Chief Financial Officer of Go2Net from its inception until May 2000. Prior to Go2Net, Mr. Horowitz served as the Chief Executive Officer and a director of Xanthus Management, LLC, the general partner of Xanthus Capital, a merchant bank focused on investments in early-stage companies, and was a founder and Chief Financial Officer of Active Apparel Group, now Everlast Worldwide. Mr. Horowitz received a B.A. in Economics from Columbia College of Columbia University. Mr. Horowitz brings historic knowledge and continuity together with extensive operational and industry expertise to the board.

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

Executive Officers

Our current executive officers, their positions with the Company and their respective ages, are as follows:

Name	Age	Position
Edwin Miller	53	CEO
Ryan Polley	51	President and Chief Operating Officer
Troy Hartless	52	Chief Revenue Officer

Biographical information for our executive officer is set forth below.

Edwin Miller. Mr. Miller has served as our CEO since February 2023. Prior to joining Marchex, Mr. Miller served as an Operating Executive with Gemspring Capital since May 2021, President, CEO and Director of The Interest Group from January through December 2020, and President, CEO and Director of Astreya Partners from 2014 to 2019. Mr. Miller received a Bachelor of Science, Management, and a MBA in Business, Finance, and International Affairs from The George Washington University School of Business.

Ryan Polley. Mr. Polley has served as our President since February 2023 and as our Chief Operating Officer since August 2021 and served as our Chief Product and Strategy Officer from March 2020 through August 2021. Prior to joining Marchex, Mr. Polley was the Chief Product Officer for Kargo Global, Inc., a position he held since 2017. Prior to Kargo, Polley was the Senior Vice President of Product Management and Strategy at the Rubicon Project. Mr. Polley received a Bachelor of Arts, International Studies from the University of Washington.

Troy Hartless. Mr. Hartless has served as our Chief Revenue Officer since April 2023. Prior to joining Marchex, Mr. Hartless was the Chief Executive Office of TLJ Capital since 2009. Prior to TLJ Capital, Mr. Hartless was the Chief Operating Officer of Govplace from 2019 to 2020 and the Chief Revenue Office of 9Lenses from 2017 to 2019. Mr. Hartless received a Bachelor of Science, Business Administration degree from Liberty University.

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

Based solely on review of the copies of such reports the Company has received, or written representations that no other reports were required for those persons, the Company believes that its directors, officers and 10% stockholders complied with all applicable filing requirements during 2022.

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

Audit Committee

The Audit Committee is currently comprised of Messrs. Cline, Cogsville and Wisehart (Chair). Each of the members of the Audit Committee is independent for purposes of the NASDAQ listing standards as they apply to Audit Committee members and each member of the Audit Committee is an Audit Committee financial expert, as defined in the rules of the Securities and Exchange Commission. The Audit Committee operates under a charter that is available on our website at www.marchex.com. The functions of the Audit Committee include reviewing, with the Company’s independent registered public accounting firm, the scope and timing of the independent registered public accounting firm’s services, the independent registered public accounting firm’s report on the Company’s consolidated financial statements and internal control over financial reporting following completion of the Company’s audits, and the Company’s internal accounting and financial control policies and procedures, and making annual recommendations to the Board of Directors for the appointment of independent registered public accounting firm for the ensuing year. The Audit Committee held eight meetings and took action by written consent on one occasion during the fiscal year ended December 31, 2022.

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

Overview

In early 2023, Marchex announced changes to our executive officers. Edwin Miller joined Marchex as the Company’s CEO, Russell C. Horowitz, previously our co-CEO, would continue to serve as Chairman of the Board of Directors, Michael Arends, previously our co-CEO, was appointed to the Company’s Board of Directors as Vice Chairman, Ryan Polley was appointed President of the Company and would continue to serve as the Company’s Chief Operating Officer, and Troy Hartless joined Marchex as the Company’s Chief Revenue Officer, succeeding John Roswech who resigned from the Company. The discussion and tables set forth in this Item 11, Executive Compensation, relate to the Company’s “named executive’ officers”, or “NEOs”, for 2022.

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

The Compensation Committee is responsible for setting the compensation and benefits for our executive officers determining distributions and grants of awards under our various stock and other incentive plans and all matters related to the foregoing.

Role of a Compensation Consultant

The Company does not typically use a compensation consultant for executive compensation matters; the Company did not use a compensation consultant for the 2022 period.

NEO Compensation for 2022

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

Base Salary and Bonus

The 2022 salaries and bonuses shown in the Summary Compensation Table on page 7 were set by our Compensation Committee based on the compensation review discussed above, as well as a consideration the respective NEO’s total compensation package including prior equity grants, exercise history, and existing stock ownership. Base salaries and bonuses are a necessary part of our compensation program and provide executives with a fixed portion of pay that is not performance-based. Our goal is to provide competitive base pay levels. The Compensation Committee considered each NEO’s skills, experience, level of responsibility, performance and contribution to our Company. The Compensation Committee also took into account in conjunction with the NEO’s specific areas of responsibilities and objectives, each NEO’s contribution to the Company’s overall success as a member of the management team. The Compensation Committee considers the relative compensation levels among all the members of the management team to ensure the Company’s executive compensation programs are internally consistent and equitable. All salaries and bonuses are reviewed at least annually and subject to future adjustment by the Compensation Committee. On December 31, 2021, the Compensation Committee approved target bonus amounts for 2022 for Mr. Roswech of $250,000 (based on the achievement of new revenue and total revenue performance goals) and Mr. Polley of $200,000 (based on the achievement of new product revenue goals and technology expense initiatives), in each case subject to the Annual Incentive Plan maximum bonus percentage, for purposes of their employment agreements.

Equity Compensation

All of our employees and directors are eligible to receive options, shares of restricted stock, and/or restricted stock units under our 2021 Stock Incentive Plan (the “2021 Stock Plan”).

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

On January 3, 2022, the Compensation Committee granted stock options and shares of restricted stock to Messrs. Arends, Horowitz, Polley and Roswech under the 2021 Stock Plan (subject to time-based vesting), based on the compensation review discussed above.

On December 30, 2022, the Compensation Committee granted stock options and shares of restricted stock to Mr. Arends and Mr. Horowitz under the 2021 Stock Plan (subject to time-based vesting and with accelerated vesting based on the attainment of specified revenue, adjusted OIBA or share price targets), based on the compensation review discussed above.

The Compensation Committee determined the size of such 2022 NEO equity grants based on a consideration of the NEO’s existing stock ownership and outstanding equity grants awarded in prior years. Given the corresponding vesting schedules, we believe that these equity grants will help further motivate our NEO’s to continue to focus on the long-term success of our business enterprise.

You can find more information regarding these grants, including the corresponding vesting schedules, by referring to our Outstanding Equity Awards at 2022 Fiscal Year-End Table on pages 8-9.

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

On December 30, 2021, the Compensation Committee approved target cash bonus compensation under the Incentive Plan for the 2022 fiscal year. The initial executive officer participants for the 2022 fiscal year were Mr. Arends and Mr. Horowitz. If all targets were to be achieved at 100%, the aggregate bonus pool amount was $568,438 (the “Target Amount”), with the maximum aggregate bonus pool amount being 195% of the Target Amount. The target bonus payout percentages were 50% to 195% based on the performance target category and were based on achieving specified revenue (new revenue and total revenue) and adjusted OIBA targets to include the 2022 fiscal year and with each target category weighted 33 1/3%.

The Compensation Committee elected to use these revenues and adjusted OIBA targets because it believes that such targets most accurately reflect our growth and improvements in our corporate performance without the impact of certain non-cash and non-recurring expenses which the Company does not regard as ongoing costs of doing business. The Compensation Committee set a range of specific revenue and adjusted OIBA targets based on a review of our actual revenue and adjusted OIBA for the fiscal year ended December 31, 2021 and our budgeted revenue and adjusted OIBA for the 2022 fiscal year. At the low end of the range, the targets were intended to be difficult but realistic given our expectations regarding corporate performance. The high end of the range, intended to reflect “optimum” Company performance, were set in consideration of our projected financial results and were considered “stretch” goals.

The Compensation Committee also has absolute discretion to award no bonuses at all even if the highest target is achieved. For 2022, the Compensation Committee awarded cash bonuses under the Incentive Plan in the amount of $217,547 to Mr. Horowitz and $279,836 to Mr. Arends.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2022, are or have been an officer or employee of the Company. No member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. During fiscal year 2022, none of the Company’s executive officers served on the Compensation Committee (or its equivalent) or Board of Directors of another entity any of whose executive officers served on the Company’s Compensation Committee or Board of Directors.

Summary Compensation Table (1)

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2021 and 2022, as applicable, by our NEOs:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-equity compensation ($)	All Other Compensation ($) (4)	Total ($)
Michael Arends	2022	297,500	—	387,360	204,000	279,836	12,353	1,181,049
Former Co-CEO	2021	297,500	—	343,340	168,560	489,621	11,250	1,310,271
Russell C. Horowitz (5)	2022	255,000	—	271,080	145,390	217,547		889,017
Chairman and Former Co-CEO	2021	255,000	—	249,160	129,630	380,219		1,014,009
Ryan Polley	2022	350,000	172,779	127,500	60,500	—		710,779
Chief Operating Officer	2021	312,993	175,326	40,200	113,400	—		641,920
John Roswech	2022	400,000	214,733	127,500	60,500	—		802,733
Former Chief Revenue Officer	2021	400,000	250,000	70,350	34,300	—		754,650
(1)	Includes only those columns relating to compensation awarded to, earned by or paid to the NEOs in 2021 and 2022.
(2)

These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards (such as by vesting of a restricted stock award). Amounts represent the aggregate grant date fair value of restricted stock each year computed in accordance with ASC 718, excluding the effect of forfeitures. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of each stock award, refer to Note 6 to the Consolidated Financial Statements contained in our 2022 Annual Report on Form 10-K filed on March 31, 2023.

(3)

These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards (such as by exercising stock options). Amounts represent the aggregate grant date fair value of option awards each year computed in accordance with ASC 718, excluding the effect of forfeitures. The fair value of the shares underlying the option awards that vest based on time is estimated using the Black-Scholes option pricing model. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of each stock award, refer to Note 6 to the Consolidated Financial Statements contained in our 2022 Annual Report on Form 10-K filed on March 31, 2023.

(4)

Unless otherwise noted, the total of all perquisites and personal benefits of each NEO falls below the reportable amount for disclosure within this table. Mr. Arends’ amounts in 2021 and 2022 exceeded the reportable amount and includes the Company’s 401K matching contribution and auto allowance.

(5)

In September 2022 and October 2021, Mr. Horowitz received an annual director restricted stock grant of 15,000 shares and 20,000 options under Marchex’s 2021 and 2012 Stock Incentive Plan, respectively, with fifty (50%) percent of such shares of restricted stock and options vesting on the first and second annual anniversary of the grant date, respectively, and with vesting in full in the event of a Change in Control.

Outstanding Equity Awards at 2022 Fiscal Year-End (1)

The following table sets forth certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to our NEOs as of December 31, 2022. Certain option and stock awards provide for accelerated vesting, in certain circumstances. For more information on these acceleration provisions, please refer to Potential Payments upon Termination or Change in Control at page 9.

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)
Michael Arends
Restricted Stock	4/17/2019	(3)	—	—	—	—	8,500	21,080
Stock Options	12/31/2020	(5)	97,500	97,500	1.96	12/31/2030	—	—
Restricted Stock	12/31/2020	(5)	—	—	—	—	97,500	483,600
Stock Options	1/4/2021	(7)	20,125	25,875	2.02	1/4/2031	—	—
Restricted Stock	1/4/2021	(3)	—	—	—	—	34,500	69,690
Stock Options	12/30/2021	(8)	24,500	73,500	2.57	12/30/2031	—	—
Restricted Stock	12/30/2021	(8)	—	—	—	—	73,500	188,895
Stock Options	1/3/2022	(7)	—	59,000	2.56	1/4/2032	—	—
Restricted Stock	1/3/2022	(3)	—	—	—	—	59,000	151,040
Stock Options	12/30/2022	(9)	—	149,000	1.60	12/30/2032	—	—
Restricted Stock	12/30/2022	(9)	—	—	—	—	149,000	238,400
Russell C. Horowitz
Stock Options	12/31/2020	(5)	95,000	95,000	1.96	12/31/2030	—	—
Restricted Stock	12/31/2020	(5)	—	—	—	—	95,000	186,200
Stock Options	1/4/2021	(7)	20,125	25,875	2.02	1/4/2031	—	—
Restricted Stock	1/4/2021	(3)	—	—	—	—	30,750	62,115
Stock Options	10/1/2021	(4)	10,000	10,000	3.02	10/1/2031	—	—
Restricted Stock	10/1/2021	(4)	—	—	—	—	7,500	22,650
Stock Options	12/30/2021	(8)	11,875	35,625	2.57	12/30/2031	—	—
Restricted Stock	12/30/2021	(8)	—	—	—	—	35,625	91,556
Stock Options	1/3/2022	(7)	—	51,000	2.56	1/4/2032	—	—
Restricted Stock	1/3/2022	(3)	—	—	—	—	51,000	130,560
Stock Options	9/29/2022	(4)	—	20,000	1.78	10/1/2032	—	—
Restricted Stock	9/29/2022	(4)	—	—	—	—	15,000	26,700
Stock Options	12/30/2022	(9)	—	72,000	1.60	12/30/2032	—	—
Restricted Stock	12/30/2022	(9)	—	—	—	—	72,000	115,200
Ryan Polley
Stock Options	3/2/2020	(7)	85,938	39,062	2.66	3/2/2030	—	—
Restricted Stock	3/2/2020	(3)	—	—	—	—	62,500	166,250
Stock Options	1/4/2021	(7)	8,750	11,250	2.02	1/4/2031	—	—
Restricted Stock	1/4/2021	(3)	—	—	—	—	15,000	30,300
Stock Options	8/13/2021	(3)	29,688	65,313	3.00	8/13/2031	—	—
Stock Options	1/3/2022	(7)	—	50,000	2.56	1/4/2032	—	—
Restricted Stock	1/3/2022	(3)	—	—	—	—	50,000	128,000
John Roswech
Stock Options	12/16/2019	(7)	137,500	62,500	3.60	12/16/2029	—	—
Restricted Stock	12/16/2019	(3)	—	—	—	—	50,000	124,000
Stock Options	1/4/2021	(7)	9,406	25,594	2.02	1/4/2031	—	—
Restricted Stock	1/4/2021	(3)	—	—	—	—	26,250	53,025
Stock Options	1/3/2022	(7)	—	50,000	2.56	1/4/2032	—	—
Restricted Stock	1/3/2022	(3)	—	—	—	—	50,000	128,000
(1)	Includes only those columns for which there are outstanding equity awards at December 31, 2022. All other columns have been omitted.
(2)

The market value of unvested stock awards is calculated by multiplying the number of unvested stock awards held by the applicable NEO by the closing price of $2.48 per share of our Class B common stock on the NASDAQ Global Select Market on December 31, 2022.

(3)	The shares of restricted stock vest at the rate of 25% on each of the first, second, third, and fourth anniversaries, respectively, of the grant date.
(4)	The annual director grant of option and shares of restricted stock vest 50% on the first and second anniversary of the grant date assuming continued service as Executive Director on the vesting date.
(5)

The options and shares of restricted stock vest on the fifth annual anniversary of the grant date with accelerated vesting as follows: (a) 50% of such options and shares of restricted stock vest upon attainment of specified revenue, adjusted OIBA or share price targets at the later of eighteen (18) months or performance attainment (2021 revenue (or trailing twelve (12) months revenue) exceeding 120% of 2020 level, 2021 adjusted OIBA (or trailing twelve (12) months adjusted OIBA) exceeding specified multiples of 2020 level, or the Class B common stock share price for twenty (20) consecutive trading days exceeding 150% of the initial 2020 consecutive trading day average), and (b) such remaining unvested options and shares of restricted stock vest upon attainment of specified revenue, adjusted OIBA or share price targets at the later of thirty (30) months or performance attainment (trailing twelve (12) month revenue.

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

(9)

The options and shares of restricted stock vest on the fifth annual anniversary of the grant date with accelerated vesting as follows: (a) 50% of such options and shares of restricted stock shall vest upon attainment of specified revenue, adjusted OIBA or share price targets at the later of eighteen (18) months or performance attainment (2023 revenue (or trailing 12 months revenue) exceeding 120% of 2022 level, 2023 adjusted OIBA (or trailing 12 months adjusted OIBA) exceeding specified multiples of 2022 level, or the Class B Common Stock share price for twenty (20) consecutive trading days exceeding 150% of the initial 2022 consecutive trading day average), and (b) such remaining unvested options and shares of restricted stock upon attainment of specified revenue, adjusted OIBA or share price targets at the later of thirty (30) months or performance attainment (trailing twelve (12) month revenue exceeding 127% of 2022 level, trailing twelve (12) month adjusted OIBA exceeding specified multiples of 2022 level higher than the initial performance target above, or the Class B Common Stock share price for twenty (20) consecutive trading days exceeding 160% of the initial 2022 consecutive trading day average.

Potential Payments upon Termination or Change in Control at 2022 Fiscal Year-End

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

Equity Awards

The equity awards held by Mr. Arends and Mr. Horowitz set forth in Outstanding Equity Awards at 2022 Fiscal Year-End at Page 8 are subject to certain conditions on vesting as well as Double-Trigger Change in Control Acceleration, other than Mr. Horowitz’s director grants which have accelerated vesting in full in the event of a Change in Control. In addition, the equity awards held by Mr. Polley set forth in such table are subject to certain conditions on vesting as well as accelerated vesting in full in the event of a Change in Control.

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

Compensation of Directors

The Compensation Committee is responsible for periodically reviewing and recommending to the Board of Directors the compensation of our independent directors. The following table summarizes compensation earned during 2022 by each of our directors, except Mr. Horowitz, who served as our Executive Director since August 21, 2017 and as our Chairman since April 9, 2019 and whose compensation is reflected in the Summary Compensation Table:

2022 Director Compensation (1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Total ($)
Dennis Cline	30,000	26,700	35,600	92,300
Donald Cogsville	30,000	26,700	35,600	92,300
M. Wayne Wisehart	30,000	26,700	35,600	92,300
(1)	Includes only those columns relating to compensation awarded to, earned by, or paid to non-employee directors for their services.
(2)

The amounts in the stock awards column reflect the aggregate grant fair value of stock awards granted to directors in 2022 in accordance with ASC Topic 718. These amounts do not reflect whether the director has actually realized or will realize a financial benefit from the awards (such as by vesting in a restricted stock).

The aggregate number of equity awards outstanding as of December 31, 2022 were:

Name	Stock Awards (#)	Option Awards (#)	Total
Dennis Cline	75,000	95,000	170,000
Donald Cogsville	75,000	95,000	170,000
M. Wayne Wisehart	75,000	95,000	170,000

In September 2022, based upon the elections of the individual directors at our 2022 annual meeting of stockholders and in accordance with Marchex’s previously announced director compensation policy: (i) the Company granted (i) 15,000 restricted shares of Class B common stock at a purchase price of $.01 per share; and (ii) 20,000 options at an exercise price of $1.78 per share, the exercise price being the closing price of the Company’s stock price on September 29, 2022, in each case under Marchex’s 2021 Stock Incentive Plan to each of Marchex’s directors as compensation for their annual board service. Fifty percent (50%) of such shares of restricted stock and options shall vest on the first and second annual anniversary of the grant date, respectively, and with vesting in full upon a Change in Control in each case assuming continued service on Marchex’s Board of Directors for such period. In addition, Marchex agreed to pay $7,500 in cash per quarter for each independent directors’ annual director service.

ITEM  12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

To the Company’s knowledge, the following table sets forth information regarding the beneficial ownership of our Class A common stock and Class B common stock as of April 24, 2023 by:

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

Percentage of beneficial ownership is based on 4,660,927 shares of our Class A common stock and 38,583,784 shares of our Class B common stock outstanding as of April 24, 2023. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or restricted stock units held by that person that are currently exercisable or exercisable or issuable upon vesting within 60 days of April 24, 2023, are deemed outstanding. These shares are not, however, deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as otherwise noted below, the address for each beneficial owner listed below is c/o Marchex, Inc., 1200 5th Ave., Suite 1200, Seattle, Washington 98101.

	Shares Beneficially Owned				% Total
	Class A Common Stock		Class B Common Stock		Voting
Name and, as appropriate, Address of Beneficial Owner	Shares	%	Shares	%	Power (1)
5% Security Holders:
Edenbrook Capital, LLC (2)	—	—	14,534,930	37.7	9.4
116 Radio Circle
Mount Kisco, NY 10549
Koller Capital LLC (3)	—	—	3,363453	8.7	2.2
1343 Main Street, Suite 413
Sarasota, FL 34236
B. Riley Financial, Inc. (4)	—	—	2,816,399	7.3	1.8
11100 Santa Monica Blvd., Suite 800
Los Angeles, CA 90025
Named Executive Officers and Directors:
Michael Arends (5)	—	—	1,566,042	4.1	1.0
Dennis Cline (6)	—	—	215,260	*	*
Donald Cogsville(7)	—	—	140,623	*	*
Troy Hartless(8)	—	—	—	*	*
Russell C. Horowitz (9)	4,660,927	100.0	1,109,356	2.4	75.8
Edwin Miller(10)	—	—	—	*	*
Ryan Polley (11)	—	—	415,000	*	*
M. Wayne Wisehart (12)	—	—	371,145	*	*
All directors and executive officers as a group (8 persons) (13)	4,660,927	100.0	3,817,425	9.9	77.6

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

(2)

Based on the most recently available Form 4 filed with the SEC on June 23, 2022 by Edenbrook Capital, LLC (“Edenbrook”); Jonathan Brolin (“Brolin”), an individual; and Edenbrook Long Only Value Fund, LP (“Edenbrook Fund”). Edenbrook and Brolin report beneficial ownership and shared voting and dispositive power of 14,534,930 shares of our Class B common stock. Edenbrook Long Only Value Fund, LP reports beneficial ownership of 13,212,592 shares of our Class B common stock.

(3)

Based on the most recently available Schedule 13G filed with the SEC on February 8, 2023 by Koller Capital LLC (“Koller”); Koller Microcap Opportunities Fund LP (“Koller Microcap”); and Ross Koller (“Ross”). Koller, Koller Microcap, and Ross reported beneficial ownership and shared voting and dispositive power of 3,363,453 shares of our Class B common stock.

(4)

Based on the most recently available Schedule 13G filed with the SEC on February 3, 2023 by B. Riley Financial Inc. (“BRF”); B. Riley Securities, Inc. (“BRS”); BRF Investments, LLC (“BRFI”); and Bryant R. Riley (“Riley”). BRF, BRS, BRFI, and Riley report beneficial ownership and shared voting and dispositive power of 2,816,399 shares of our Class B common stock.

(5)

Includes: (1) 470,750 shares of restricted stock subject to vesting; (2) 139,313 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 24, 2023, (3) 18,100 shares of Class B common stock held in an Individual Retirement Account for the benefit of Mr. Arends; and (4) 6,500 shares of Class B common stock held in an Individual Retirement Account for the benefit of Diana Arends, Mr. Arends’ wife.

(6)

Includes: (1) 22,500 shares of restricted stock subject to vesting; (2) 65,000 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 24, 2023; (3) 28,500 shares of our Class B common stock held by DMC Investments, LLC, a limited liability company of which Mr. Cline is the managing member; and (4) 10,000 shares of our Class B common stock held by the Colburn Cline Trust for the benefit of Colburn Cline, the son of Mr. Cline, for which shares Mr. Cline disclaims beneficial ownership.

(7)

Includes: (1) 22,500 shares of restricted stock subject to vesting; and (2) 65,000 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 24, 2023.

(8)

Mr. Hartless upon joining the Company was granted  an option to purchase 200,000 shares of our Class B common stock, which vests on  the fifth annual anniversary of the grant date and with accelerated vesting upon the achievement of certain performance conditions; and (2) an option to purchase 150,000 shares of Class B common stock which vests over four years from the grant date.

(9)

Includes: (1) 4,660,927 shares of our Class A common stock held by MARRCH Investments, LLC; (2) 167,000 shares of restricted stock subject to vesting; (3) 132,438 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 24, 2023; and (4) 5,000 shares of Class B common stock held in an Individual Retirement Account for the benefit of Mr. Horowitz. Mr. Horowitz is the managing member of MARRCH Investments, LLC and, as such, may be deemed to exercise voting and investment power over the shares held by all of these entities.

(10)

Mr. Miller upon joining the Company was granted an option to purchase 375,000 shares of our Class B common stock, which vests on the fifth annual anniversary of the grant date and with accelerated vesting upon the achievement of certain performance conditions; and (2) an option to purchase 300,000 shares of Class B common stock which vests over four years from the grant date.

(11)

Includes 128,750 shares of restricted stock subject to vesting; and (2) 170,000 shares of Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 24, 2023.

(12)

Includes 22,500 shares of restricted stock subject to vesting; and (2) 65,000 shares of Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 24, 2023.

(13)

Includes an aggregate of: (1) 4,660,927 shares of our Class A common stock; (2) 3,025,675 shares of our Class B common stock which includes 10,000 shares for which beneficial ownership has been disclaimed; and (3) 791,750 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 24, 2023.

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

Equity Compensation Plan Information

The following table sets forth certain information regarding our Class B common stock that may be issued upon exercise of options, warrants and other rights under all of our existing equity compensation plans as of December 31, 2022:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (#) (a)		Weighted average exercise price of outstanding options, warrants and rights ($) (b)		Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (#) (c)
Equity compensation plans approved by security holders:
2003 amended and restated stock incentive plan, as amended (1)	23,638		4.40		—
2012 stock incentive plan (2)	4,133,728		3.26		—
2014 employee stock purchase plan	—		—		41,982
2021 stock incentive plan(3)	1,372,500	(4)	2.04	(5)	—
Total	5,433,419		2.49	(5)	41,982

The weighted-average exercise price in column (b) is calculated based on outstanding stock options. It does not take into account shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.

(1)	After December 31, 2012, no awards were made under the 2003 Stock Plan. Consists of stock options to purchase shares of our Class B common stock.
(2)	After December 31, 2021, no awards were made under the 2012 Stock Plan. Consists of stock options to purchase shares of our Class B common stock.
(3)

We have reserved 6,056,291 shares of Class B common stock for issuance under our 2021 Stock Plan, which includes an increase of 1,294,725 shares to the authorized number of shares available under the plan, which occurred on January 1, 2022.

(4)	Consists of stock options to purchase 739,000 shares of Class B common stock and restricted stock units representing the right to purchase 633,500 shares of our Class B common stock.
(5)	Calculated exclusive of outstanding restricted stock units.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Board Independence

The Board of Directors determined that, other than Mr. Horowitz and Mr. Arends, each of the members of the board is an independent director in accordance with NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company’s independent registered public accounting firm is RSM US LLP (“RSM”), Seattle, WA, PCAOB ID: 49.

On November 11, 2022, the Audit Committee approved the selection of RSM to serve as Marchex’s independent registered public accounting firm. Moss Adams LLP (“Moss Adams”) served as Marchex’s independent registered public accounting firm for the fiscal year ended December 31, 2021 and through November 11, 2022.

Accounting Fees and Services

During fiscal years 2021 and 2022, Moss Adams and RSM provided professional services in the following categories and amounts:

Fee Category	2021	2022
	Moss Adams	Moss Adams	RSM
	($)	($)	($)
Audit Fees (1)	465,000	159,995	204,750
Audit-Related Fees (2)	—	49,875	—
Tax Fees (3)	—	—	—
Total All Fees	465,000	209,870	204,750

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

The Audit Committee pre-approved 100% of the 2021 and the 2022 services and fees above pursuant to the pre-approval policy described below.

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

Date: May 1, 2023