Form 10-Q
period 2023-03-31
MARCHEX INC
filed 2023-05-05
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 000-50658

Marchex, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	35-2194038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1200 5th Ave, Suite 1300
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

As of May 1, 2023, the registrant had 4,660,927 shares of Class A common stock, $.01 par value per share, and 38,688,784 shares of Class B common stock, $.01 par value per share, outstanding, respectively.

Marchex, Inc.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31,	March 31,
	2022	2023
Assets
Current assets:
Cash and cash equivalents	$20,474	$15,710
Accounts receivable, net	8,396	8,047
Prepaid expenses and other current assets	2,015	2,397
Total current assets	30,885	26,154
Property and equipment, net	4,050	4,530
Right-of-use lease asset	738	495
Other assets, net	973	1,118
Goodwill	17,558	17,558
Intangible assets from acquisitions, net	2,590	2,059
Total assets	$56,794	$51,914
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,037	$1,342
Accrued benefits and payroll	3,566	2,981
Other accrued expenses and current liabilities	3,825	4,261
Deferred revenue and deposits	1,384	1,676
Right of use liability, current	1,252	189
Finance lease, current	—	161
Total current liabilities	12,064	10,610
Deferred tax liabilities	233	232
Finance lease, non-current	-	290
Right of use liability non-current	385	336
Total liabilities	12,682	11,468
Commitments and contingencies - See Note 10
Stockholders’ equity:
Common stock, $0.01 par value, Authorized 137,500 shares
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at December 31, 2022 and March 31, 2023	49	49
Class B: 125,000 shares authorized; 38,497 shares issued and outstanding at December 31, 2022, including 1,105 shares of restricted stock; and 38,674 shares issued and outstanding at March 31, 2023, including 1,218 shares of restricted stock	385	387
Additional paid-in capital	354,999	355,807
Accumulated deficit	(311,321)	(315,797)
Total stockholders’ equity	44,112	40,446
Total liabilities and stockholders’ equity	$56,794	$51,914

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2023
Revenue	$13,171	$12,216
Expenses:
Service costs(1)(3)	4,935	5,424
Sales and marketing(1)(3)	3,165	3,970
Product development(1)(3)	3,460	4,164
General and administrative(1)(3)	2,606	2,617
Amortization of intangible assets from acquisitions(2)	531	531
Acquisition and disposition-related costs	5	13
Total operating expenses	14,702	16,719
Loss from operations	(1,531)	(4,503)
Interest income and other, net	(21)	57
Loss before provision for income taxes	(1,552)	(4,446)
Income tax expense	30	30
Net loss applicable to common stockholders	$(1,582)	$(4,476)
Basic and diluted net loss per Class A and Class B share applicable to common stockholders	$(0.04)	$(0.11)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	4,661	4,661
Class B	38,666	37,835
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	4,661	4,661
Class B	43,327	42,496
(1) Excludes amortization of intangibles from acquisitions
(2) Components of amortization of intangibles from acquisitions
Service costs	117	117
Sales and marketing	414	414
Total	$531	$531
(3) Components of related party support services fee recovery
Service costs	$781	$380
Sales and marketing	231	50
Product development	517	67
General and administrative	503	54
Total	$2,032	$551

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2021	4,661	$49	37,391	$374	—	$—	$354,155	$(303,076)	$51,502
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	285	3	—	—	13	—	16
Retirement of treasury stock	—	—	(23)	—	23	—	—	—	—
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	695	—	695
Net loss	—	—	—	—	—	—	—	(4,542)	(4,542)
Balances at March 31, 2022	4,661	$49	37,653	$377	23	$—	$354,863	$(307,618)	$47,671

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2022	4,661	$49	38,497	$385	—	$—	$354,999	$(311,321)	44,112
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	282	3	—	—	9	—	12
Retirements of treasury stock	—	—	(105)	(1)	—	—	—	—	(1)
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	799	—	799
Net loss	—	—	—	—	—	—	—	(4,476)	(4,476)
Balances at March 31, 2023	4,661	$49	38,674	$387	—	$-	$355,807	$(315,797)	40,446

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	March 31,
	2022	2023
Cash flows from operating activities:
Net loss applicable to common shareholders	$(1,582)	$(4,476)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	983	889
Allowance for doubtful accounts and advertiser credits	328	93
Stock-based compensation	695	799
Deferred income taxes	47	—
Change in certain assets and liabilities:
Accounts receivable, net	(1,254)	255
Prepaid expenses, other current assets and other assets	(727)	(42)
Accounts payable	512	(1,196)
Accrued expenses and other current liabilities	(77)	(995)
Deferred revenue and deposits	(331)	292
Net cash used in operating activities	(1,406)	(4,381)
Investing Activities:
Purchases of property and equipment	(1,141)	(392)
Net cash used in investing activities	(1,141)	(392)
Financing Activities:
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	16	9
Net cash provided by financing activities	16	9
Net decrease in cash and cash equivalents	(2,531)	(4,764)
Cash and cash equivalents at beginning of period	27,086	20,474
Cash and cash equivalents at end of period	$24,555	$15,710
Supplemental disclosure of cash flow and non-cash information:
Cash paid for operating leases	$498	$1,184
Financing lease	$-	$451

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

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other period. The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. The balance sheet at December 31, 2022 has been derived from the audited Consolidated Financial Statements at that date. This report should be read in conjunction with the Consolidated Financial Statements in our 2022 Form 10-K where we include additional information about our policies and the methods and assumptions used in our estimates.

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

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. Collection on the related receivables may vary from reported information based upon third-party refinement of the estimated and reported amounts owed that occurs subsequent to period ends. The Company establishes an allowance for advertiser credits, which is included in Other accrued expenses and current liabilities in the balance sheet, using its best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services based on analysis of historical credits. The balance associated with the allowance for advertiser credits in the Company’s Condensed Consolidated Balance Sheet was $84,000 and $132,000 as of December 31, 2022 and March 31, 2023, respectively. Customer payments received in advance of revenue recognition are also contract liabilities and are recorded as deferred revenue. The deferred revenue balance in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2022 and March 31, 2023 was $1.4 million and $1.7 million, respectively. During the three months ended March 31, 2023 and 2022, revenue recognized that was included in the contract liabilities balances at the beginning of the period was $541,000 and $424,000, respectively.

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

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in other assets, net in the balance sheet. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of December 31, 2022 and March 31, 2023, the Company had $163,000 and $212,000 of net deferred contract costs, respectively, and the accumulated amortization associated with these costs was $1.5 million and $1.6 million for the periods ended December 31, 2022 and March 31, 2023, respectively.

(3) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the three months ended March 31, 2023 and 2022, the Company operated in a single segment comprised of its core analytics and solutions services.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of December 31, 2022 and March 31, 2023, no significant long-lived assets were held by entities outside of the United States.

Revenues from customers by geographical areas are tracked on the basis of the location of the customer. The majority of the Company’s revenue and accounts receivable are derived from domestic sales to customers.

Revenues by geographic region are as follows (in percentages):

	Three Months Ended March 31,
	2022	2023
United States	99%	99%
Canada and other countries	1%	1%
Total	100%	100%

(4) Concentrations

The Company maintains substantially all of its cash and cash equivalents with one high credit quality financial institutions and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

There was one customer that represented more than 10% of consolidated revenue for the three months ended March 31, 2023, which was 11%.

The Company has one customer that represents more than 10% of consolidated accounts receivable. The outstanding receivable balance for this customer is as follows (in percentages):

	December 31,	March 31,
	2022	2023
Customer A	28%	20%

(5) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2022 and March 31, 2023: cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

The following table provides information about the fair value of our cash and cash equivalents balance as of December 31, 2022 and March 31, 2023 (in thousands):

	December 31,	March 31,
	2022	2023
Level 1 Assets:
Cash	$9,020	$10,645
Money market funds	11,454	5,065
Total cash and cash equivalents	$20,474	$15,710

(6) Stockholder’s Equity

Common Stock

In November 2014, the Company’s board of directors authorized a share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the three months ended March 31, 2023 and 2022, the Company did not repurchase any Class B common stock.

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

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Three Months Ended March 31,
	2022	2023
Service costs	$34	$45
Sales and marketing	191	263
Product development	82	86
General and administrative	388	405
Total stock-based compensation	$695	$799

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the three months ended March 31, 2022 and 2023 the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and expirations. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

Three Months Ended March 31,
	2022	2023
Expected life (in years)	4.0 - 6.25	4.0 - 6.25
Risk-free interest rate	2.41%-2.44%	3.58%-3.71%
Expected volatility	51%-60%	53%-64%

Stock option activity during the three months ended March 31, 2023 is summarized as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term (in years)
Balance at December 31, 2022	3,766	$3.14	6.67
Options granted	992	2.05
Options forfeited	(35)	2.63
Options expired	(230)	4.79
Options exercised	—	—
Balance at March 31, 2023	4,493	$2.82	7.39

Restricted stock awards and restricted stock unit activity during the three months ended March 31, 2023 is summarized as follows:

	Shares/ Units (in thousands)	Weighted average grant date fair value
Unvested balance at December 31, 2022	1,640	$2.53
Granted	258	1.97
Vested	(164)	2.66
Forfeited	(12)	3.59
Unvested balance at March 31, 2023	1,722	$2.44

(7) Net Loss Per Share

The Company computes net loss per share of Class A and Class B common stock using the two-class method. Under the provisions of the two-class method, basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The computation of the diluted net loss per share of Class B common stock assumes the conversion of Class A common stock to Class B common stock, while the diluted net loss per share of Class A common stock does not assume the conversion of those shares.

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

The following tables present the computation of basic net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022		2023
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(170)	$(1,412)	$(491)	$(3,985)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	38,666	4,661	37,835
Basic net loss per share applicable to common stockholders	$(0.04)	$(0.04)	$(0.11)	$(0.11)

The following tables present the computation of diluted net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022		2023
	Class A	Class B	Class A	Class B
Diluted net loss per share
Numerator:
Net loss applicable to common stockholders	$(170)	$(1,412)	$(491)	$(3,985)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(170)	—	(491)
Diluted net loss applicable to common stockholders	$(170)	$(1,582)	$(491)	$(4,476)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	38,666	4,661	37,835
Conversion of Class A to Class B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding used to calculate diluted net loss per share	4,661	43,327	4,661	42,496
Diluted net loss per share applicable to common stockholders	$(0.04)	$(0.04)	$(0.11)	$(0.11)

For the three months ended March 31, 2022 and 2023, the computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•	As of March 31, 2022 and 2023, outstanding options to acquire 3,684 and 4,493 shares, respectively of Class B common stock.
•	As of March 31, 2022 and 2023, 1,141 and 1,218 shares of unvested Class B restricted common shares, respectively.
•	As of March 31, 2022 and 2023, 511 and 504 restricted stock units, respectively.

(8) Supplemental Financial Statement Information

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	March 31,
	2022	2023
Computer and other related equipment	$14,939	$15,447
Purchased and internally developed software	3,090	3,102
Furniture and fixtures	1,273	1,283
Leasehold improvements	1,732	1,732
Construction in progress	1,400	1,693
	$22,434	$23,257
Less: Accumulated depreciation and amortization	(18,384)	(18,727)
Property and equipment, net	$4,050	$4,530

We capitalize certain software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include (i) external direct costs of materials and services utilized in developing computer software, (ii) compensation and related benefits for employees who are directly associated with the software projects. Capitalized software costs are amortized on a straight-line basis when placed into service over the estimated useful life of the software, generally averaging three years. We capitalized software development costs of $300,000 for the three months ended March 31, 2023.

Depreciation and amortization expense related to property and equipment was approximately $317,000 and $339,000 for the three months ended March 31, 2022 and 2023, respectively.

In the first quarter of 2023, we entered into a financing lease agreement for up to $1.0 million for the procurement of server equipment with borrowings of $451,000 at March 31, 2023. In the second quarter of 2023, we secured an additional $301,000 of server equipment under the financing lease agreement.

(9) Leases

The Company has an operating lease for office space for its corporate headquarters in Seattle, Washington. It also has operating leases for office space in Wichita, Kansas. The Company leases its office facilities under operating lease agreements in accordance with ASC 842 and recognizes rent expense on a straight-line basis over the lease term with any lease incentives amortized as a reduction of rent expense over the lease term.

The Company’s prior lease agreement with respect to office space in Seattle, Washington, as amended, was terminated by the Company effective on March 31, 2023. In the first quarter of 2023, we paid approximately $671,000 as provided in the lease for the early termination. In December 2022, we procured alternative office space in the Seattle, Washington area, with a commencement date of April 1, 2023.

Lease cost recognized in the Company’s Condensed Consolidated Statements of Operations and other information is summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2023
Lease expense:
Operating lease cost	$443	$487
Finance lease cost
Amortization of right-of-use assets	-	13
Interest on lease liabilities	-	5
Short-term operating lease cost	40	95
Total operating lease cost	$483	$600
Other information:
Weighted average remaining lease terms (years):
Operating leases	1.7	2.7
Finance leases	-	2.5
Weighted average discount rate:
Operating leases (1)	4.8%	4.0%
Finance leases	-	13.2%

(1)

The discount rate used to compute the present value of total lease liabilities as of March 31, 2023 was based on the Company's estimated incremental borrowing rate of similar secured borrowings available to the Company as of the commencement date of lease.

Assets under finance leases, which primarily represent computer equipment, are included in property, plant and equipment, net, with the related liabilities included in finance lease liability, short-term and finance lease liability, long-term on the Condensed Consolidated Statements of Financial Position.

As of March 31, 2023, the Company’s operating and finance lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Gross future lease payments	$555	$536
Less: imputed interest	(30)	(85)
Present value of total lease liabilities	525	451
Less: current portion of lease liabilities	(189)	(161)
Total long-term lease liabilities	$336	$290

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

	Facilities and other leases (1)	Other contractual obligations	Total
2023	574	1,309	1,883
2024	777	224	1,001
2025	727	29	756
2026	400	—	400
2027 and after	380	—	380
Total minimum payments	$2,858	$1,562	$4,420
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

On October 21, 2022, the Shareholder Representatives for the former shareholders of Telmetrics, Inc. filed litigation against the Company in the U.S. District Court for the District of Delaware. The plaintiffs are asserting claims under a share purchase agreement and escrow agreement regarding entitlement to an earnout of up to $3 million and $1 million that was placed in escrow to secure indemnification obligations. On March 1, 2023, the Company filed a motion to compel arbitration and/or dismiss this litigation. On March 22, 2023, the plaintiffs filed an amended complaint also seeking substantial punitive damages. On April 14, 2023, the Company filed a motion to compel arbitration and/or dismiss this amended complaint. While we believe we have meritorious defenses to this lawsuit and are vigorously defending against it, litigation is inherently uncertain and we cannot currently predict the ultimate outcome of this matter.

While any litigation contains an element of uncertainty, the Company is not aware of any legal proceedings or claims which are pending that the Company believes, based on current knowledge, will have, individually or taken together, a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Taxes

The Company determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2022 and March 31, 2023. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

(11) Identifiable Intangible Assets from Acquisitions

Identifiable intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(8,202)	$(3,430)	$1,386
Technologies	9,369	(7,372)	(1,062)	935
Non-compete agreements	3,409	(2,794)	(346)	269
Tradenames	734	(613)	(121)	-
Total identifiable intangible assets from acquisition	$26,530	$(18,981)	$(4,959)	$2,590

	As of March 31,2023
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(8,583)	$(3,430)	$1,005
Technologies	9,369	(7,489)	(1,062)	818
Non-compete agreements	3,409	(2,828)	(346)	$235
Tradenames	734	(613)	(121)	-
Total identifiable intangible assets from acquisition	$26,530	$(19,512)	$(4,959)	$2,059

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Customer relationships, acquired technologies, tradenames, and non-compete agreements have a weighted average useful life from date of purchase of 5 years, 3-5 years, 2 years, 1-3 years, respectively. Based upon the current amount of acquired identifiable intangible assets subject to amortization, the estimated remaining amortization expense for the next two years is as follows: $1.5 million in 2023 and $602,000 in 2024.

(12) Support Service Fees

In connection with our October 2020 divestiture, the Company entered into an administrative support services agreement with the related party purchaser pursuant to which the Company will provide services to the related party purchaser for a support service fee. The Company recognized $2.0 million and $551,000 for the three months ended March 31, 2022 and 2023, respectively, in support service fees. The support service fees are included in the Company’s Condensed Consolidated Statements of Operations, net of the related expenses, within Service costs, Sales and marketing, Product development, and General and administrative. As of March 31, 2023, the net amount due from the purchaser of $490,000 is included in the Company’s Condensed Consolidated Balance Sheet within Prepaid expenses and other current assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions, dispositions, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements we make. There are a number of important factors that could cause the actual results of Marchex to differ materially from those indicated by such forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended, and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic may amplify many of these risks. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

•

Marchex Call Analytics, Conversation Edition. Marchex Call Analytics, Conversation Edition is a product that can enable actionable insights for enterprise, midsized and small businesses. It incorporates machine- and deep-learning algorithms and AI-powered conversational analysis functionality that can give customers strategic, real-time visibility into representative company performance across customer interactions. The product includes customizable dashboards and visual analytics to make it easier for marketers, salespeople, and call center teams to realize actionable insights across a growing amount of call data. According to a January 2021 Markets and Markets report, the global conversational AI market is expected to grow at a compounded annual growth rate of 22% from $6.8 billion in 2021 to $18.4 billion by 2026.

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

We were incorporated in Delaware on January 17, 2003.

We have offices in Seattle, Washington; and Wichita, Kansas

Business Update

Our revenue decreased by $1.0 million, or 7%, on a year-on-year basis as we experienced a decrease in conversational volumes. We believe our revenue growth continues to be impacted by the lingering issues related to the COVID-19 pandemic, supply chain disruptions labor shortages, higher inflationary pressures, and increased lending rates. However, we are opening more opportunities with our existing and new customers through multiple product offerings and our continued product innovation.

Our operating expenses increased by $2.0 million on a year-on-year basis primarily related to reorganization costs realized in Q1 2023 to reduce our on-going operating costs in our sales and marketing organization, and the impact of migrating customers onto new product platforms and increased staging investment of building out of our AI technology. We believe these efforts will enable us to reduce our core operational costs going forward while further expanding our capabilities and value delivered to our expanding customer base.

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

Results of Operations

The following table presents revenue and results from operations and as a percentage of revenue (in thousands):

	Three Months Ended March 31, 2022	% of revenue	Three Months Ended March 31, 2023	% of revenue
Revenue	$13,171	100%	$12,216	100%
Expenses:
Service costs	4,935	37%	5,424	44%
Sales and marketing	3,165	24%	3,970	32%
Product development	3,460	26%	4,164	34%
General and administrative	2,606	20%	2,617	21%
Amortization of intangible assets from acquisitions	531	9%	531	4%
Acquisition and disposition-related costs	5	0%	13	0%
Total operating expenses	14,702	112%	16,719	137%
Loss from operations	(1,531)	-12%	(4,503)	-37%

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Three Months Ended March 31,
	2022	2023
Service costs	$34	$45
Sales and marketing	191	263
Product development	82	86
General and administrative	388	405
Total stock-based compensation	$695	$799

See Note 6. Stockholder’s Equity of the Notes to Condensed Consolidated Financial Statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Revenue

Revenue decreased $1.0 million, or 7%, from $13.2 million for the three months ended March 31, 2022 to $12.2 million for the three months ended March 31, 2023. The three months ended March 31, 2023 was impacted from lower call volumes, in the first quarter of 2023 as compared to 2022. An example of lower volumes came from several of our small business listing and solution providers that mostly sell marketing services to local business.

In the short term, we expect our revenues to be similar to modestly higher compared to the most recent quarters as we typically experience higher conversational volumes in the late spring and summer months. In addition, we will continue to monitor the potential volume changes as the business disruption caused by macroeconomic conditions and further COVID-19 pandemic impacts. We expect our results to be volatile in the near-term as the pandemic and other macroeconomic impacts continues to be unpredictable.

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

Expenses

Service Costs. Service costs increased $489,000, or 10%, from $4.9 million for the three months ended March 31, 2022 to $5.4 million for the three months ended March 31, 2023. As a percentage of revenue, service costs were 37% and 44% for the three months ended March 31, 2022 and March 31, 2023, respectively. The increase in dollars and as a percentage of revenue was primarily due to $322,000 of higher network costs due to our infrastructure initiatives, which includes customer migration onto new product platforms and increased staging investment of AI technology initiatives. Additionally, the increase in dollars was impacted by $261,000 of lower support service fees recovery. We expect in the near and intermediate term that service costs in absolute dollars will be similar to modestly higher in relation to the most recent period as several of our network investments are of a fixed nature. There may be a positive impact on service costs as a percentage of revenue and further benefit in the event we generate contribution from new launches of analytics products and sales engagement solutions.

Sales and Marketing. Sales and marketing expenses increased $805,000, or 25%, from $3.2 million for the three months ended March 31, 2022 to $4.0 million for the three months ended March 31, 2023. As a percentage of revenue, sales and marketing expenses were 24% and 32% for the three months ended March 31, 2022 and 2023, respectively. The net increase in dollars and as a percentage of revenue was primarily attributable to $520,000 in higher outside service provider, personnel costs, and stock-based compensation to reorganize and look to reduce our on-going operating costs and $184,000 lower shared service fees recovery. Excluding our reorganizational costs, we expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to be similar to recent levels or modestly decrease as we expect to realize lower operating expense structures due to our first quarter 2023 operating activity modifications. We also expect there may be further operating activity modifications in the near term which could cause an increase in sales and marketing expenditures, but we expect those operating activity reorganization activities to result in lower ongoing operating expense structure subsequently. To the extent revenues increase, we may also increase our selling and marketing initiatives.

Product Development. Product development expenses increased $704,000, or 20%, from $3.5 million for the three months ended March 31, 2022 to $4.2 million for the three months ended March 31, 2023. As a percentage of revenue, product development expenses were 26% and 34% for the three months ended March 31, 2022 and 2023, respectively. The net increase in dollars and as a percentage of revenue was primarily attributable to $433,000 lower shared service fees recovery and $162,000 in higher outside service provider costs. We expect that product development expenses will be relatively stable in absolute dollars in the near term as we stage our investment of AI technology to enhance our service offerings.

General and Administrative. General and administrative expenses of $2.6 million for the three months ended March 31, 2022 was flat as compared to the three months ended March 31, 2023. As a percentage of revenue, general and administrative expenses were 20% and 21% for the three months ended March 31, 2022 and 2023, respectively. We recognized $411,000 of lower personnel costs in the first quarter of 2023, which was partially offset by $346,000 of lower shared service fees recovery. We also expect our general and administrative expenses to increase to the extent that we expand our operations and incur additional costs in connection with being a public company and regulatory updates including expenses related to professional fees and insurance, as well as a result of stock-based compensation expense. We also expect fluctuations in our general and administrative expenses to the extent the recognition timing of stock compensation is impacted by market conditions relating to our stock price.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $531,000 and $531,000 for the three months ended March 31, 2022 and 2023, respectively. The amortization of intangibles related to service costs and sales and marketing.

Income Tax (Benefit). The income tax expense (benefit) for the three months ended March 31, 2022 and 2023 was $30,000 and $30,000, respectively. The income tax expense for the three months ended March 31, 2023 consisted primarily of U.S. state income tax expense. The effective tax rate differed from the expected tax rate of 21% due to a full valuation allowance, and to a lesser extent due to state income taxes, foreign rate differential, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible amounts.

At March 31, 2023, based on all the available evidence, both positive and negative, we determined that it is not more likely than not that our deferred tax assets (including Canadian deferred tax assets) will be realized and accordingly, we have recorded a 100% valuation allowance of $59.0 million against our net deferred tax assets ($60.2 million of deferred tax assets that are partially offset by $1.7 million in reversing deferred tax liabilities). This compares to a 100% valuation allowance of $51.8 million at December 31, 2022 ($52.9 million of deferred tax assets that are partially offset by $1.3 million in reversing deferred tax liabilities). In assessing the realizability of deferred tax assets, based on all the available evidence, both positive and negative, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as the Company’s history of taxable income or losses in the relevant jurisdictions in making this assessment.

Net Income (Loss). Net loss was $1.6 million for the three months ended March 31, 2022 as compared with a net loss of $4.5 million for the three months ended March 31, 2023. The decrease in the net loss for the three months ended March 31, 2023 was primarily attributable to $1.0 million lower revenue and higher operating expenses of $2.0 million in the sales and marketing, product development, and service cost functional areas.

Liquidity and Capital Resources

As of December 31, 2022, and March 31, 2023, we had cash and cash equivalents of $20.5 million and $15.7 million, respectively. As of March 31, 2023, we had long-term contractual obligations of $4.4 million, of which $2.9 million is for rent under our facilities and other leases.

Cash used in operating activities was $4.4 million for the three months ended March 31, 2023. The cash used in operating activities was primarily a result of a net loss of $4.5 million adjusted for non-cash items of $1.8 million, which primarily included depreciation and amortization and stock-based compensation, and changes in working capital of $1.7 million, which primarily included a decrease in accounts payable and accrued expenses and other current liabilities offset by a decrease in accounts receivable account balances.

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

We expect that, at least for the near term, our revenues may continue to recover if macroeconomic conditions improve resulting in increased demand for our products and services. However, we continue to monitor the potential disruptions caused by supply chain issues that have ensued, which could cause our revenues to be lower than current levels if customers are unable to procure our services at the same volumes as previously. The adverse impact would reduce our operating cash flows and liquidity going forward.

Cash used in investing activities for the three months ended March 31, 2023 and March 31, 2022 was $392,000 and $1.1 million, respectively. The cash used was primarily attributable to cash paid for purchases of property and equipment for our technology infrastructure platform as well as capitalized software development costs. In Q2 2023, we procured $301,000 of additional server equipment under our financing lease agreement.

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

Cash provided by financing activities for the three months ended March 31, 2023 and March 31, 2022 was $9,000 and $16,000, respectively. The cash provided was primarily attributable to proceeds from stock options and the employee stock purchase program.

Based on our operating plans we believe that our resources will be sufficient to fund our operations, including any investments in strategic initiatives, for at least twelve months, however the length and severity of the macroconditions could influence our operating plans and resources significantly. Additional equity and debt financing may be needed to support our acquisition strategy, our long-term obligations, and our company’s needs. There can be no assurance that, if we needed additional funds, financing arrangements would be available in amounts or on terms acceptable to us, if at all. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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

We determined that it is not more likely than not that our deferred tax assets (excluding certain insignificant Canadian deferred tax assets) will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2022 and March 31, 2023. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

Operating leases are included in right of use assets (“ROU”) and lease liabilities on our Condensed Consolidated Balance Sheets. Assets under finance leases, which primarily represent computer equipment, are included in Property, plant and equipment, net, with the related liabilities included in finance lease liability, current and finance lease liability, non-current on the Condensed Consolidated Statements of Financial Position.

Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. We primarily leases office facilities which are classified as operating leases. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in our leases, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The lease term for all of our leases includes the non-cancellable period of the lease. Options for lease renewals have been excluded from the lease term (and lease liability) for our leases as the reasonably certain threshold is not met. Lease payments included in the measurement of the lease liability are comprised of fixed payments.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 outbreak. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10: Commitments, Contingencies and Taxes of the Notes to Consolidated Financial Statements contained in the Quarterly Report on Form 10-Q.

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

We had an accumulated deficit of $316 million as of March 31, 2023. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

We received approximately 30% of our revenue from our five largest customers for the three months ended March 31, 2023, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 30% of our total revenues for the three months ended March 31, 2023. In particular, our customers in the automotive and related services sectors account for a significant portion of our revenue.

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

•Laws affecting telephone call recording and data protection, such as consent and personal data statutes. Under the federal Wiretap Act, at least one-party taking part in a call must be notified if the call is being recorded. Under this law, and most state laws, there is nothing illegal about one of the parties to a telephone call recording the conversation. However, several states (i.e., California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Montana, Nevada, New Hampshire, Pennsylvania, and Washington) require that all parties consent when one party wants to record a telephone conversation. The telephone recording laws in other states, like federal law, require only one party to be aware of the recording.

•The Communications Assistance for Law Enforcement Act may require that we undertake material modifications to our platforms and processes to permit wiretapping and other access for law enforcement personnel.

•Under various Orders of the Federal Communications Commission, we may be required to make material retroactive and prospective contributions to funds intended to support Universal Service, Telecommunications Relay Service, Local Number Portability, the North American Numbering Plan and the budget of the Federal Communications Commission.

•Laws in most states of the United States of America may require registration or licensing of one or more of our subsidiaries, and may impose additional taxes, fees or telecommunications surcharges on the provision of our services which we may not be able to pass through to customers.

•Our international operations may expose us to telecommunications regulations and data and privacy regulations in the countries where we are operating, and these regulations could negatively affect the viability of our business in those regions.

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

As of March 31, 2023, Russell C. Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2014, we established a 2014 share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the three months ended March 31, 2023 , we did not have any share repurchases and 1,319,128 of Class B common shares may yet be purchased under the 2014 Share Repurchase Program.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
†10.26	Independent Contractor Agreement dated February 3, 2023, by and between Russell C. Horowitz and the Registrant
†31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
†101.SCH	Inline XBRL Taxonomy Extension Schema Document.
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
†104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Filed herewith.
††	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

Date: May 5, 2023	By:	/s/ MICHAEL A. ARENDS
	Name:	Michael A. Arends
	Title:	Vice Chairman (Principal Financial Officer and Principal Accounting Officer)