Form 10-Q
period 2023-06-30
MARCHEX INC
filed 2023-08-04
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 4,660,927 shares of Class A common stock, $.01 par value per share, and 38,703,648 shares of Class B common stock, $.01 par value per share, outstanding, respectively.

Marchex, Inc.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31,	June 30,
	2022	2023
Assets
Current assets:
Cash and cash equivalents	$20,474	$14,122
Accounts receivable, net	8,396	7,724
Prepaid expenses and other current assets	2,015	2,200
Total current assets	30,885	24,046
Property and equipment, net	4,050	4,669
Right-of-use lease asset	738	1,858
Other assets, net	973	1,064
Goodwill	17,558	17,558
Intangible assets from acquisitions, net	2,590	1,528
Total assets	$56,794	$50,723
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,037	$915
Accrued benefits and payroll	3,566	2,903
Other accrued expenses and current liabilities	3,825	4,194
Deferred revenue and deposits	1,384	1,441
Right of use liability, current	1,252	443
Finance lease, current	—	264
Total current liabilities	12,064	10,160
Deferred tax liabilities	233	257
Finance lease, non-current	-	443
Right of use liability non-current	385	1,453
Total liabilities	12,682	12,313
Commitments and contingencies - See Note 10
Stockholders’ equity:
Common stock, $0.01 par value, Authorized 137,500 shares
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at December 31, 2022 and June 30, 2023	49	49
Class B: 125,000 shares authorized; 38,497 shares issued and outstanding at December 31, 2022, including 1,105 shares of restricted stock; and 38,696 shares issued and outstanding at June 30, 2023, including 989 shares of restricted stock	385	387
Additional paid-in capital	354,999	356,515
Accumulated deficit	(311,321)	(318,541)
Total stockholders’ equity	44,112	38,410
Total liabilities and stockholders’ equity	$56,794	$50,723

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2023	2022	2023
Revenue	$26,681	$24,738	$13,510	$12,522
Expenses:
Service costs(1)(3)	9,799	10,842	4,864	5,418
Sales and marketing(1)(3)	6,784	6,601	3,619	2,631
Product development(1)(3)	6,991	8,260	3,531	4,096
General and administrative(1)(3)	5,046	5,163	2,440	2,546
Amortization of intangible assets from acquisitions(2)	1,062	1,062	531	531
Acquisition and disposition-related costs	27	12	22	(1)
Total operating expenses	29,709	31,940	15,007	15,221
Loss from operations	(3,028)	(7,202)	(1,497)	(2,699)
Interest income (expense) and other, net	(4)	26	17	(31)
Loss before provision for income taxes	(3,032)	(7,176)	(1,480)	(2,730)
Income tax expense	81	44	51	14
Net loss applicable to common stockholders	$(3,113)	$(7,220)	$(1,531)	$(2,744)
Basic and diluted net loss per Class A and Class B share applicable to common stockholders	$(0.07)	$(0.17)	$(0.03)	$(0.06)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	4,661	4,661	4,661	4,661
Class B	38,670	37,837	38,696	37,840
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	4,661	4,661	4,661	4,661
Class B	43,331	42,498	43,357	42,501
(1) Excludes amortization of intangibles from acquisitions
(2) Components of amortization of intangibles from acquisitions
Service costs	234	234	117	117
Sales and marketing	828	828	414	414
Total	$1,062	$1,062	$531	$531
(3) Components of related party support services fee recovery
Service costs	$1,436	$739	$655	$359
Sales and marketing	372	87	141	37
Product development	918	125	401	58
General and administrative	864	100	361	46
Total	$3,590	$1,051	$1,558	$500

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2021	4,661	$49	37,391	$374	(23)	$—	$354,155	$(303,076)	$51,502
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	285	3	—	—	13	—	16
Retirement of treasury stock	—	—	(23)	—	23	—	—	—	—
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	695	—	695
Net loss	—	—	—	—	—	—	—	(1,582)	(1,582)
Balances at March 31, 2022	4,661	$49	37,653	$377	—	$—	$354,863	$(304,658)	$50,631
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	5	—	—	—	7	—	7
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	714	—	714
Net loss	—	—	—	—	—	—	—	(1,531)	(1,531)
Balances at June 30, 2022	4,661	$49	37,658	$377	—	$—	$355,584	$(306,189)	$49,821

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balances at December 31, 2022	4,661	$49	38,497	$385	—	$—	$354,999	$(311,321)	44,112
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	282	3	—	—	9	—	12
Retirements of treasury stock	—	—	(105)	(1)	—	—	—	—	(1)
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	799	—	799
Net loss	—	—	—	—	—	—	—	(4,476)	(4,476)
Balances at March 31, 2023	4,661	$49	38,674	$387	—	$-	$355,807	$(315,797)	40,446
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	22	—	—	—	7	—	7
Stock compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	701	—	701
Net loss	—	—	—	—	—	—	—	(2,744)	(2,744)
Balances at June 30, 2023	4,661	$49	38,696	$387	—	$-	$356,515	$(318,541)	38,410

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	June 30,
	2022	2023
Cash flows from operating activities:
Net loss applicable to common shareholders	$(3,113)	$(7,220)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	1,920	1,842
Allowance for doubtful accounts and advertiser credits	370	155
Stock-based compensation	1,409	1,500
Deferred income taxes	70	24
Change in certain assets and liabilities:
Accounts receivable, net	(684)	516
Prepaid expenses, other current assets and other assets	(200)	(364)
Accounts payable	(21)	(1,123)
Accrued expenses and other current liabilities	(13)	(1,159)
Deferred revenue and deposits	(527)	58
Net cash used in operating activities	(789)	(5,771)
Investing Activities:
Purchases of property and equipment	(1,501)	(522)
Net cash used in investing activities	(1,501)	(522)
Financing Activities:
Financing lease payments	-	(76)
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	22	17
Net cash provided (used) by financing activities	22	(59)
Net decrease in cash and cash equivalents	(2,268)	(6,352)
Cash and cash equivalents at beginning of period	27,086	20,474
Cash and cash equivalents at end of period	$24,818	$14,122
Supplemental disclosure of cash flow and non-cash information:
Cash paid for operating leases	$982	$1,412
Cash paid for income taxes	$38	$61
Acquisition of property and equipment included in accounts payable and accrued liabilities	$128	$-
Financing lease	$-	$786

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

Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other period. The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. The balance sheet at December 31, 2022 has been derived from the audited Consolidated Financial Statements at that date. This report should be read in conjunction with the Consolidated Financial Statements in our 2022 Form 10-K where we include additional information about our policies and the methods and assumptions used in our estimates.

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

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. Collection on the related receivables may vary from reported information based upon third-party refinement of the estimated and reported amounts owed that occurs subsequent to period ends. The Company establishes an allowance for advertiser credits, which is included in Other accrued expenses and current liabilities in the balance sheet, using its best estimate of the amount of expected future reductions in advertisers’ payment obligations related to delivered services based on analysis of historical credits. The balance associated with the allowance for advertiser credits in the Company’s Condensed Consolidated Balance Sheet was $84,443 and $219,000 as of December 31, 2022 and June 30, 2023, respectively. Customer payments received in advance of revenue recognition are also contract liabilities and are recorded as deferred revenue. The deferred revenue balance in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2022 and June 30, 2023 was $1.4 million and $1.4 million, respectively. During the six months ended June 30, 2023 and 2022, revenue recognized that was included in the contract liabilities balances at the beginning of the period was $673,000 and $643,000, respectively. During the three months ended June 30, 2023 and 2022, revenue recognized that was included in the contract liabilities balances at the beginning of the period was $132,000 and $219,000, respectively.

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

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in other assets, net in the balance sheet. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of December 31, 2022 and June 30, 2023, the Company had $163,000 and $193,000 of net deferred contract costs, respectively, and the accumulated amortization associated with these costs was $1.5 million and $1.6 million for the periods ended December 31, 2022 and June 30, 2023, respectively.

(3) Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the three and six months ended June 30, 2023 and 2022, the Company operated in a single segment comprised of its core analytics and solutions services.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of December 31, 2022 and June 30, 2023, no significant long-lived assets were held by entities outside of the United States.

Revenues from customers by geographical areas are tracked on the basis of the location of the customer. The majority of the Company’s revenue and accounts receivable are derived from domestic sales to customers.

Revenues by geographic region are as follows (in percentages):

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2023	2022	2023
United States	98%	99%	98%	99%
Canada and other countries	2%	1%	2%	1%
Total	100%	100%	100%	100%

(4) Concentrations

The Company maintains substantially all of its cash and cash equivalents with one high credit quality financial institutions and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

There was one customer that represented more than 10% of consolidated revenue for the three and six months ended June 30, 2023, which was 11% respectively.

The Company has one customer that represents more than 10% of consolidated accounts receivable. The outstanding receivable balance for this customer is as follows (in percentages):

	December 31,	June 30,
	2022	2023
Customer A	28%	17%

(5) Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2022 and June 30, 2023: cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

The following table provides information about the fair value of our cash and cash equivalents balance as of December 31, 2022 and June 30, 2023 (in thousands):

	December 31,	June 30,
	2022	2023
Level 1 Assets:
Cash	$9,020	$9,044
Money market funds	11,454	5,078
Total cash and cash equivalents	$20,474	$14,122

(6) Stockholder’s Equity

Common Stock

In November 2014, the Company’s board of directors authorized a share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. During the three and six months ended June 30, 2023 and 2022, the Company did not repurchase any Class B common stock.

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

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2023	2022	2023
Service costs	$79	$-	$45	$(45)
Sales and marketing	391	491	200	228
Product development	158	133	76	47
General and administrative	781	876	393	471
Total stock-based compensation	$1,409	$1,500	$714	$701

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the six months ended June 30, 2022 and 2023 the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, vesting schedules and expirations. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2023	2022	2023
Expected life (in years)	4.0 - 6.25	4.0 - 6.25	4.0	4.0 - 6.25
Risk-free interest rate	2.41%-3.35%	3.58%-4.31%	3.35%	4.05%-4.31%
Expected volatility	51%-61%	53%-64%	61%	53%-64%

Stock option activity during the six months ended June 30, 2023 is summarized as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual term (in years)
Balance at December 31, 2022	3,766	$3.14	6.67
Options granted	1,350	2.00
Options forfeited	(245)	2.67
Options expired	(368)	4.42
Balance at June 30, 2023	4,503	$2.73	6.38

Restricted stock awards and restricted stock unit activity during the six months ended June 30, 2023 is summarized as follows:

	Shares/ Units (in thousands)	Weighted average grant date fair value
Unvested balance at December 31, 2022	1,640	$2.53
Granted	259	1.97
Vested	(412)	2.44
Forfeited	(219)	2.74
Unvested balance at June 30, 2023	1,268	$2.42

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

The following tables present the computation of basic net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Six Months Ended June 30,
	2022		2023
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(335)	$(2,778)	$(792)	$(6,428)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	38,670	4,661	37,837
Basic net loss per share applicable to common stockholders	$(0.07)	$(0.07)	$(0.17)	$(0.17)

	Three Months Ended June 30,
	2022		2023
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(165)	$(1,366)	$(301)	$(2,443)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	38,696	4,661	37,840
Basic net loss per share applicable to common stockholders	$(0.03)	$(0.03)	$(0.06)	$(0.06)

The following tables present the computation of diluted net loss per share applicable to common stockholders for the periods ended (in thousands, except per share amounts):

	Six Months Ended June 30,
	2022		2023
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(335)	$(2,778)	$(792)	$(6,428)
Reallocation of discontinued operations for Class A shares as a result of conversion of Class A to Class B shares	—	(335)	—	(792)
Diluted net income from discontinued operations, net of tax	$(335)	$(3,113)	$(792)	$(7,220)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	38,670	4,661	37,837
Conversion of Class A to Class B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding used to calculate diluted net loss per share	4,661	43,331	4,661	42,498
Diluted net loss per share applicable to common stockholders	$(0.07)	$(0.07)	$(0.17)	$(0.17)

	Three Months Ended June 30,
	2022		2023
	Class A	Class B	Class A	Class B
Diluted net loss per share
Numerator:
Net loss applicable to common stockholders	$(165)	$(1,366)	$(301)	$(2,443)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(165)	—	(301)
Diluted net loss applicable to common stockholders	$(165)	$(1,531)	$(301)	$(2,744)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	38,696	4,661	37,840
Conversion of Class A to Class B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding used to calculate diluted net loss per share	4,661	43,357	4,661	42,501
Diluted net loss per share applicable to common stockholders	$(0.03)	$(0.03)	$(0.06)	$(0.06)

For the three and six months ended June 30, 2022 and 2023, the computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•
As of June 30, 2022 and 2023, outstanding options to acquire 3,554 and 4,503 shares, respectively of Class B common stock.
•
As of June 30, 2022 and 2023, 984 and 989 shares of unvested Class B restricted common shares, respectively.
•
As of June 30, 2022 and 2023, 579 and 279 restricted stock units, respectively.

(8) Supplemental Financial Statement Information

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	June 30,
	2022	2023
Computer and other related equipment	$14,939	$15,789
Purchased and internally developed software	3,090	4,721
Furniture and fixtures	1,273	276
Leasehold improvements	1,732	-
Construction in progress	1,400	25
	$22,434	$20,811
Less: Accumulated depreciation and amortization	(18,384)	(16,142)
Property and equipment, net	$4,050	$4,669

We capitalize certain software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include (i) external direct costs of materials and services utilized in developing computer software, (ii) compensation and related benefits for employees who are directly associated with the software projects. Capitalized software costs are amortized on a straight-line basis when placed into service over the estimated useful life of the software, generally averaging three years. We capitalized software development costs of $440,000 for the six months ended June 30, 2023.

Upon retirement or other disposal of property, plant and equipment, the costs and related amounts of accumulated depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds are recorded in earnings.

Depreciation and amortization expense related to property and equipment was approximately $689,000 and $679,000 for the six months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense related to property and equipment was approximately $351,000 and $361,000 for the three months ended June 30, 2023 and 2022, respectively.

In fiscal year 2023, we entered into a financing lease agreement to borrow $786,000 for the procurement of server equipment.

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

The Company’s prior lease agreement with respect to office space in Seattle, Washington, as amended, was terminated by the Company effective on March 31, 2023. In the first quarter of 2023, we paid approximately $671,000 as provided in the lease for the early termination. The lease agreement with respect to office space in Seattle, Washington commenced in April 2023, with a lease term of 57 months, and expires on November 30, 2027.

Lease cost recognized in the Company’s Condensed Consolidated Statements of Operations and other information is summarized as follows (in thousands):

	Six Months Ended June 30,
	2022	2023
Lease expense:
Operating lease cost	$962	$644
Finance lease cost
Amortization of right-of-use assets	-	69
Interest on lease liabilities	-	18
Short-term operating lease cost	108	138
Total lease cost	$1,070	$869
Other information:
Weighted average remaining lease terms (years):
Operating leases	1.5	3.8
Finance leases	-	2.4
Weighted average discount rate:
Operating leases (1)	4.7%	6.6%
Finance leases	-	14.8%

(1)
The discount rate used to compute the present value of total lease liabilities as of June 30, 2023 was based on the Company's estimated incremental borrowing rate of similar secured borrowings available to the Company as of the commencement date of lease.

	Three Months Ended June 30,
	2022	2023
Lease expense:
Operating lease cost	$504	$152
Finance lease cost
Amortization of right-of-use assets	-	56
Interest on lease liabilities	-	18
Short-term operating lease cost	68	44
Total operating lease cost	$572	$270

Assets under finance leases, which primarily represent computer equipment, are included in property, plant and equipment, net, with the related liabilities included in finance lease liability, short-term and finance lease liability, long-term on the Condensed Consolidated Balance Sheets.

As of June 30, 2023, the Company’s operating and finance lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Gross future lease payments	$2,183	$860
Less: imputed interest	(287)	(153)
Present value of total lease liabilities	1,896	707
Less: current portion of lease liabilities	(443)	(264)
Total long-term lease liabilities	$1,453	$443

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

	Facilities and other leases (1)	Other contractual obligations	Total
2023	$469	$916	$1,385
2024	945	255	1,200
2025	915	28	943
2026	397	—	397
2027 and after	310	—	310
Total minimum payments	$3,036	$1,199	$4,235

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

On October 21, 2022, the Shareholder Representatives for the former shareholders of Telmetrics, Inc. filed litigation against the Company in the U.S. District Court for the District of Delaware. The plaintiffs are asserting claims under a share purchase agreement and escrow agreement regarding entitlement to an earnout of up to $3 million and $1 million that was placed in escrow to secure indemnification obligations. On March 1, 2023, the Company filed a motion to compel arbitration and/or dismiss this litigation. On March 22, 2023, the plaintiffs filed an amended complaint also seeking substantial punitive damages. On April 14, 2023, the Company filed a motion to compel arbitration and/or dismiss this amended complaint. On May 9, 2023, the plaintiffs filed a second amended complaint. On June 7, 2023, the Company filed a motion to compel arbitration and/or dismiss the second amended complaint. The plaintiffs filed a responsive brief on July 5, 2023, and the Company filed a reply brief on July 26, 2023. The motion is now pending before the Court. While we believe we have meritorious defenses to this lawsuit and are vigorously defending against it, litigation is inherently uncertain and we cannot currently predict the ultimate outcome of this matter.

While any litigation contains an element of uncertainty, the Company is not aware of any legal proceedings or claims which are pending that the Company believes, based on current knowledge, will have, individually or taken together, a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Taxes

The Company determined that it is not more likely than not that its deferred tax assets will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2022 and June 30, 2023. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

(11) Identifiable Intangible Assets from Acquisitions

Identifiable intangible assets from acquisitions consisted of the following (in thousands):

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(8,202)	$(3,430)	$1,386
Technologies	9,369	(7,372)	(1,062)	935
Non-compete agreements	3,409	(2,794)	(346)	269
Tradenames	734	(613)	(121)	-
Total identifiable intangible assets from acquisition	$26,530	$(18,981)	$(4,959)	$2,590

	As of June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(8,963)	$(3,430)	$625
Technologies	9,369	(7,606)	(1,062)	701
Non-compete agreements	3,409	(2,861)	(346)	$202
Tradenames	734	(613)	(121)	-
Total identifiable intangible assets from acquisition	$26,530	$(20,043)	$(4,959)	$1,528

Amortizable intangible assets are amortized on a straight-line basis over their useful lives. Customer relationships, acquired technologies, tradenames, and non-compete agreements have a weighted average useful life from date of purchase of 5 years, 3-5 years, 2 years, 1-3 years, respectively. Based upon the current amount of acquired identifiable intangible assets subject to amortization, the estimated remaining amortization expense for the next two years is as follows: $926,000 million in 2023 and $602,000 in 2024.

(12) Support Service Fees

In connection with our October 2020 divestiture, the Company entered into an administrative support services agreement with the related party purchaser pursuant to which the Company will provide services to the related party purchaser for a support service fee. The Company recognized $1.1 million and $3.6 million for the six months ended June 30, 2023 and 2022, respectively, and $500,000 and $1.6 million for the three months ended June 30, 2023 and 2022, respectively. The support service fees are included in the Company’s Condensed Consolidated Statements of Operations, net of the related expenses, within Service costs, Sales and marketing, Product development, and General and administrative. As of June 30, 2023, the net amount due from the purchaser of $627,000 is included in the Company’s Condensed Consolidated Balance Sheet within Prepaid expenses and other current assets.

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

We were incorporated in Delaware on January 17, 2003.

We have offices in Seattle, Washington; and Wichita, Kansas

Business Update

For the six months ended June 30, 2023, our revenue was $24.7 million, which decreased by $1.9 million, or 7%, compared to the six months ended June 30, 2022. The decrease is attributable primarily to lower conversational volumes as compared to the same period a year ago. We believe our revenue growth continues to be impacted by the lingering issues related to the COVID-19 pandemic, supply chain disruptions, labor shortages, higher inflationary pressures, and increased lending rates. However, we are opening more opportunities with our existing and new customers through multiple product offerings and our continued product innovation.

For the six months ended June 30, 2023, our operating expenses increased by $2.2 million, or 7%, compared to the six months ended June 30, 2022. The increase is attributable primarily to reorganization costs realized in 2023 to reduce our on-going operating costs in our sales and marketing, service costs, and product development areas. Additionally, the impact of migrating customers onto new product platforms and increased staging investment of building out of our AI technology contributed to the increase. We believe these efforts will enable us to reduce our core operational costs going forward while further expanding our capabilities and value delivered to our expanding customer base.

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

Results of Operations

The following table presents revenue and results from operations and as a percentage of revenue (in thousands):

	Six Months Ended June 30, 2022	% of revenue	Six Months Ended June 30, 2023	% of revenue	Three Months Ended June 30, 2022	% of revenue	Three Months Ended June 30, 2023	% of revenue
Revenue	$26,681	100%	$24,738	100%	$13,510	100%	$12,522	100%
Expenses:
Service costs	9,799	37%	10,842	44%	4,864	36%	5,418	43%
Sales and marketing	6,784	25%	6,601	27%	3,619	27%	2,631	21%
Product development	6,991	26%	8,260	33%	3,531	26%	4,096	33%
General and administrative	5,046	19%	5,163	18%	2,440	18%	2,546	20%
Amortization of intangible assets from acquisitions	1,062	4%	1,062	9%	531	4%	531	4%
Acquisition and disposition-related costs	27	0%	12	0%	22	0%	(1)	0%
Total operating expenses	29,709	111%	31,940	129%	15,007	111%	15,221	122%
Loss from operations	(3,028)	-11%	(7,202)	-29%	(1,497)	-11%	(2,699)	-37%

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2021	2022	2023
Service costs	$79	$-	$45	$(45)
Sales and marketing	391	491	200	228
Product development	158	133	76	47
General and administrative	781	876	393	471
Total stock-based compensation	$1,409	$1,500	$714	$701

See Note 6. Stockholder’s Equity of the Notes to Condensed Consolidated Financial Statements as well as our Critical Accounting Policies for additional information about stock-based compensation.

Revenue

Revenue decreased $2.0 million, or 7%, from $26.7 million for the six months ended June 30, 2022 to $24.7 million for the six months ended June 30, 2023. Revenue decreased $1.0 million, or 7%, from $13.5 million for the three months ended June 30, 2022 to $12.5 million for the three months ended June 30, 2023. The three and six months ended June 30, 2023 was impacted from lower call volumes in 2023 as compared to 2022. The lower volumes primarily came from several of our small business listing and solution providers that mostly sell marketing services to local businesses.

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

Expenses

Service Costs. Service costs increased $1.0 million, or 11%, from $9.8 million for the six months ended June 30, 2022 to $10.8 million for the six months ended June 30, 2023. As a percentage of revenue, service costs were 37% and 44% for the six months ended June 30, 2022 and 2023, respectively. The increase in dollars and as a percentage of revenue was primarily due to higher network costs due to our infrastructure initiatives of $709,000, which includes customer migration onto new product platforms and increased staging investment of AI technology initiatives. Additionally, lower support service fees recovery of $529,000 and higher personal costs to reorganize and reduce our on-going operating costs of $149,000 contributed to the increase. These increases were partially offset by lower rent expense of $135,000.

Service costs increased $554,000, or 11%, from $4.9 million for the three months ended June 30, 2022 to $5.4 million for the three months ended June 30, 2023. As a percentage of revenue, service costs were 36% and 43% for the three months ended June 30, 2022 and June 30, 2023, respectively. The increase in dollars and as a percentage of revenue was primarily due to higher network costs due to our infrastructure initiatives of $386,000. Additionally, lower support service fees recovery of $268,000 and higher personal costs to reorganize and reduce our on-going operating costs of $149,000 contributed to the increase. These increases were partially offset by lower rent expense of $99,000 and stock-based compensation expense of $90,000.

Excluding our reorganizational costs, we expect in the near and intermediate term that service costs in absolute dollars will be similar to modestly higher in relation to the most recent period as we delivery our AI technology initiatives. There may be a positive impact on service costs as a percentage of revenue and further benefit in the event we generate contribution from new launches of analytics products and sales engagement solutions.

Sales and Marketing. Sales and marketing expenses decreased $183,000, or 3%, from $6.8 million for the six months ended June 30, 2022 to $6.6 million for the six months ended June 30, 2023. As a percentage of revenue, sales and marketing expenses were 25% and 27% for the six months ended June 30, 2022 and 2023, respectively. The net decrease in dollars was primarily attributable to $328,000 of lower personnel costs, consulting fees, and stock-based compensation as we realized costs savings from our reorganizational changes in the latter part of the six months ended June 30, 2023. Additionally, lower rent expense of $106,000 and $102,000 of lower marketing costs contributed to the net decrease. The net decrease was partially offset by $297,000 of lower shared service fees recovery.

Sales and marketing expenses decreased $1.0 million, or 27%, from $3.6 million for the three months ended June 30, 2022 to $2.6 million for the three months ended June 30, 2023. As a percentage of revenue, sales and marketing expenses were 27% and 21% for the three months ended June 30, 2022 and 2023, respectively. The net decrease in dollars and as a percentage of revenue was primarily attributable to lower personnel costs of $841,000 as we realized benefit from our first quarter 2023 operating activity modifications, marketing costs of $136,000, and rent expense of $106,000. The net decrease was partially offset by $113,000 of lower shared service fees recovery.

Excluding our reorganizational costs, we expect some volatility in sales and marketing expenses based on the timing of marketing initiatives but expect sales and marketing expenses in the near term to be similar to recent levels as we expect to continue to realize the benefit from the lower operating expense structure due to our first quarter 2023 operating activity modifications. To the extent revenues increase, we may also increase our selling and marketing initiatives and in the intermediate to long-term, we also expect to increase of personnel supporting our sales and marketing and related growth initiatives.

Product Development. Product development expenses increased $1.3 million, or 18%, from $7.0 million for the six months ended June 30, 2022 to $8.3 million for the six months ended June 30, 2023. As a percentage of revenue, product development expenses were 26% and 33% for the three months ended June 30, 2022 and 2023, respectively. The net increase in dollars and as a percentage of revenue was primarily attributable to $780,000 lower shared service fees recovery and $297,000 in higher outside service provider costs.

Product development expenses increased $565,000, or 16%, from $3.5 million for the three months ended June 30, 2022 to $4.1 million for the three months ended June 30, 2023. As a percentage of revenue, product development expenses were 26% and 33% for the three months ended June 30, 2022 and 2023, respectively. The net increase in dollars and as a percentage of revenue was primarily attributable to $347,000 lower shared service fees recovery and $133,000 in higher outside service provider costs.

We expect that product development expenses will be relatively stable in absolute dollars in the near term as we stage our investment of AI technology to enhance our service offerings.

General and Administrative. General and administrative expenses increased $117,000, or 2%, from $5.0 million for the six months ended June 30, 2022 to $5.2 million for the six months ended June 30, 2023. As a percentage of revenue, general and administrative expenses were 19% and 21% for the six months ended June 30, 2022 and 2023, respectively. We recognized $544,000 of lower shared service fees recovery and higher bad debt provisions of $162,000. The net increase was partially offset by lower personnel costs, consulting fees, and stock-based compensation expense of $490,000 and rent expense of $71,000.

General and administrative expenses increased $106,000, or 4%, from $2.4 million for the three months ended June 30, 2022 to $2.5 million for the three months ended June 30, 2023. As a percentage of revenue, general and administrative expenses were 18% and 20% for the three months ended June 30, 2022 and 2023, respectively. We recognized $198,000 of lower shared service fees recovery and higher bad debt provisions of $92,000 and stock-based compensation expense of $79,000. The net increase was partially offset by lower personnel costs of $228,000 and rent expense of $101,000.

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

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $1.1 million and $1.1 million for the six months ended June 30, 2022 and 2023, respectively. Intangible amortization expense was $531,000 and $531,000 for the three months ended June 30, 2022 and 2023, respectively. The amortization of intangibles related to service costs and sales and marketing.

Income Tax (Benefit). The income tax expense (benefit) for the six months ended June 30, 2022 and 2023 was $81,000 and $44,000, respectively. The income tax expense (benefit) for the three months ended June 30, 2022 and 2023 was $51,000 and $14,000, respectively. The income tax expense for the three and six months ended June 30, 2023 consisted primarily of U.S. state income tax expense. The effective tax rate differed from the expected tax rate of 21% due to a full valuation allowance, and to a lesser extent due to state income taxes, foreign rate differential, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, federal research and development credits, and other non-deductible amounts.

At June 30, 2023, based on all the available evidence, both positive and negative, we determined that it is not more likely than not that our deferred tax assets (including Canadian deferred tax assets) will be realized and accordingly, we have recorded a 100% valuation allowance of $58.9 million against our net deferred tax assets ($60.6 million of deferred tax assets that are partially offset by $1.7 million in reversing deferred tax liabilities). This compares to a 100% valuation allowance of $51.8 million at December 31, 2022 ($52.9 million of deferred tax assets that are partially offset by $1.3 million in reversing deferred tax liabilities). In assessing the realizability of deferred tax assets, based on all the available evidence, both positive and negative, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as the Company’s history of taxable income or losses in the relevant jurisdictions in making this assessment.

Net Income (Loss). Net loss was $3.1 million for the six months ended June 30, 2022 as compared to a net loss of $7.2 million for the six months ended June 30, 2023. The increase in the net loss for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily attributable to $1.9 million lower revenue and higher operating expenses of $2.2 million in the product development and service cost functional areas.

Liquidity and Capital Resources

As of December 31, 2022, and June 30, 2023, we had cash and cash equivalents of $20.5 million and $14.1 million, respectively. As of June 30, 2023, we had long-term contractual obligations of $4.2 million, of which $3.0 million is for rent under our facilities and other leases.

Cash used in operating activities was $5.8 million for the six months ended June 30, 2023. The cash used in operating activities was primarily a result of a net loss of $7.2 million adjusted for non-cash items of $3.5 million, which primarily included depreciation and amortization and stock-based compensation, and changes in working capital of $2.1 million, which primarily included a decrease in accounts payable and accrued expenses and other current liabilities offset by a decrease in accounts receivable account balances. The cash used in operating activities for the six months ended June 30, 2023 included higher costs to assist in reorganizing and efforts to reduce our on-going operating costs. We believe several of those initiatives during the six months ended June 30, 20 will benefit us through lower operating expenses in the near and intermediate term.

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

Cash used in investing activities for the six months ended June 30, 2023 and 2022 was $522,000 and $1.5 million, respectively. The cash used was primarily attributable to cash paid for purchases of property and equipment for our technology infrastructure platform as well as capitalized software development costs. We procured $786,000 of additional server equipment under our financing lease agreement.

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

Cash used by financing activities for the six months ended June 30, 2023 was $59,000 as compared to cash provided by financing activities for the six months ended June 30, 2022 of $22,000. The change primarily attributable to principal payments on our finance lease offset by proceeds from stock options and the employee stock purchase program.

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

Critical Accounting Policies

Our Condensed Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States (U.S. GAAP). Our critical accounting policies are those that we believe have the most significant impact to reported amounts of assets, liabilities, revenue and expenses and the related disclosures of contingent assets and liabilities and that require the most difficult, subjective, or complex judgments.

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

We believe the following topics reflect our critical accounting policies and our more significant judgment and estimates used in the preparation of our financial statements.

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

We determined that it is not more likely than not that our deferred tax assets (excluding certain insignificant Canadian deferred tax assets) will be realized and accordingly recorded 100% valuation allowance against these deferred tax assets as of December 31, 2022 and June 30, 2023. In assessing whether it is more likely than not that our deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to advertiser usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, our ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, we concluded that it is not more likely than not that the gross deferred tax assets will be realized.

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

Operating leases are included in right of use assets (“ROU”) and lease liabilities on our Condensed Consolidated Balance Sheets. Assets under finance leases, which primarily represent computer equipment, are included in Property, plant and equipment, net, with the related liabilities included in finance lease liability, current and finance lease liability, non-current on the Condensed Consolidated Balance Sheets.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2023, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 outbreak. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.

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

We had an accumulated deficit of $319 million as of June 30, 2023. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

We received approximately 30% of our revenue from our five largest customers for the three and six months ended June 30, 2023, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 30% of our total revenues for the three and six months ended June 30, 2023. In particular, our customers in the automotive and related services sectors account for a significant portion of our revenue.

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

As of June 30, 2023, Russell C. Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2014, we established a 2014 share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the three and six months ended June 30, 2023, we did not have any share repurchases and 1,319,128 of Class B common shares may yet be purchased under the 2014 Share Repurchase Program.

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

MARCHEX, INC.

Date: August 4, 2023	By:	/s/ MICHAEL A. ARENDS
	Name:	Michael A. Arends
	Title:	Vice Chairman (Principal Financial Officer and Principal Accounting Officer)