Form 10-Q/A
period 2023-03-31
MARCHEX INC
filed 2024-01-16
CIK 1224133

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Marchex, Inc. (the “Company”) for the quarter ended March 31, 2023, that was filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2023 (the “Original Filing”). The purpose of this Amendment is solely to correct inadvertent errors in Exhibits 31.1 and 32 to the Original Filing, specifically Exhibit 31.1 referencing the Annual Report on Form 10-K rather than the Quarterly Report on Form 10-Q, and Exhibit 32 referencing the period ended March 31, 2022 rather than March 31, 2023 and not being signed by the Company's Principal Executive Officer. Accordingly, the Company is filing revised Exhibits 31.1 and 32 to correct these inadvertent errors. Because the other exhibits contained in the Original Filing are unchanged, the Company has also revised the Exhibit Index in Item 6 of Part II to indicate such other exhibits are incorporated by reference from the Original Filing. The remainder of the text of Original Filing is included in this Amendment without change. Except for the revised Exhibits 31.1 and 32 and the changes to the Exhibit Index, this Amendment continues to speak as of the date of the Original Filing and does not reflect events occurring after the date of the Original Filing or modify or update the disclosures therein in any way.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
†10.26	Independent Contractor Agreement dated February 3, 2023, by and between Russell C. Horowitz and the Registrant
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
†101.SCH	Inline XBRL Taxonomy Extension Schema Document.
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
†104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Incorporated by reference to the exhibit of the same number included with the Original Filing (SEC File No. 000-50658).

†† Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

Date: January 16, 2024	By:	/s/ HOLLY A. AGLIO
	Name:	Holly A. Aglio
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)