Form 10-Q/A
period 2023-06-30
MARCHEX INC
filed 2024-01-16
CIK 1224133

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Marchex, Inc. (the “Company”) for the quarter ended June 30, 2023, that was filed with the Securities and Exchange Commission (the “SEC”) on August 4, 2023 (the “Original Filing”). The purpose of this Amendment is solely to correct an inadvertent error in Exhibit 31.1 to the Original Filing, specifically its referencing the Annual Report on Form 10-K rather than the Quarterly Report on Form 10-Q. Accordingly, the Company is filing a revised Exhibit 31.1 to correct this inadvertent error. Because the other exhibits contained in the Original Filing are unchanged, the Company has also revised the Exhibit Index in Item 6 of Part II to indicate such other exhibits are incorporated by reference from the Original Filing. The remainder of the text of Original Filing is included in this Amendment without change. Except for the revised Exhibit 31.1 and the changes to the Exhibit Index, this Amendment continues to speak as of the date of the Original Filing and does not reflect events occurring after the date of the Original Filing or modify or update the disclosures therein in any way.

Marchex, Inc.

Form 10-Q

1

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
†101.SCH	Inline XBRL Taxonomy Extension Schema Document.
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
†104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

45