Form 10-Q/A
period 2023-03-31
MARCHEX INC
filed 2024-02-08
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Marchex, Inc. (the “Company”) for the quarter ended March 31, 2023, that was originally filed with the Securities and Exchange Commission on May 5, 2023 (the “Original Filing”), as amended on January 16, 2024 (the “First Amended Filing”). In the First Amended Filing, the Company corrected inadvertent errors in Exhibits 31.1 and 32 to the Original Filing, but the Company did not re-file Exhibit 31.2 (instead incorporating it by reference to the Original Filing), which did not include any inadvertent errors. The purpose of this Amendment is solely to include Exhibit 31.2, re-executed as of the date of this Amendment, along with re-executed Exhibits 31.1 and 32 (as corrected in the First Amended Filing). There are no changes to Exhibit 31.1 as included in the First Amended Filing, Exhibit 31.2 as included in the Original Filing, or Exhibit 32 as included in the First Amended Filing, except for the signatory and date. The remainder of the text of Original Filing is included in this Amendment without change. Except as summarized above and related changes to the Exhibit Index, as well as changes to the way the Exhibit Index identifies the iXBRL exhibits included in the Original Filing, this Amendment continues to speak as of the date of the Original Filing and does not reflect events occurring after the date of the Original Filing or modify or update the disclosures therein in any way.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
†10.26	Independent Contractor Agreement dated February 3, 2023, by and between Russell C. Horowitz and the Registrant
††31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
†101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
†104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Incorporated by reference to the exhibit of the same number included with the Original Filing (SEC File No. 000-50658).

†† Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

Date: February 8, 2024	By:	/s/ HOLLY A. AGLIO
	Name:	Holly A. Aglio
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)