Form 10-Q/A
period 2023-06-30
MARCHEX INC
filed 2024-02-08
CIK 1224133

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Marchex, Inc. (the “Company”) for the quarter ended June 30, 2023, that was originally filed with the Securities and Exchange Commission on August 4, 2023 (the “Original Filing”), as amended on January 16, 2024 (the “First Amended Filing”). In the First Amended Filing, the Company corrected an inadvertent error in Exhibit 31.1 to the Original Filing, but the Company did not re-file Exhibits 31.2 or 32 (instead incorporating them by reference to the Original Filing), which did not include any inadvertent errors. The purpose of this Amendment is solely to include Exhibits 31.2 and 32, re-executed as of the date of this Amendment, along with re-executed Exhibit 31.1 (as corrected in the First Amended Filing). There are no changes to Exhibit 31.1 as included in the First Amended Filing, Exhibit 31.2 as included in the Original Filing, or Exhibit 32 as included in the Original Filing, except for the signatory and date. The remainder of the text of Original Filing is included in this Amendment without change. Except as summarized above and related changes to the Exhibit Index, as well as changes to the way the Exhibit Index identifies the iXBRL exhibits included in the Original Filing, this Amendment continues to speak as of the date of the Original Filing and does not reflect events occurring after the date of the Original Filing or modify or update the disclosures therein in any way.

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