Form 10-K/A
period 2023-12-31
MARCHEX INC
filed 2024-04-29
CIK 1224133

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class B common stock on The NASDAQ Stock Market on June 30, 2023 was $73,935,229.

The number of shares of Registrant’s Class A common stock outstanding as of April 25, 2024 was 4,660,927. The number of shares of Registrant’s Class B common stock outstanding as of April 25, 2024 was 39,017,668.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None.

EXPLANATORY NOTE

Marchex, Inc. (the “Company,” “we,” “us,” “our,” or “Marchex”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on April 1, 2024. The purpose of this Amendment is to include Part III information which was to be incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders. This information was previously omitted from the 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K. The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted. This Amendment also corrects an inadvertent error in the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company on June 30, 2023 set forth on the cover of the Form 10-K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

The Board of Directors currently consists of five (5) individuals. Directors are elected to hold office until the next annual meeting of stockholders and until their respective successors have been elected and qualified. The names and the respective ages of our directors are set forth below:

Name	Age	Position	Director Since
Mike Arends	54	Vice Chairman	February 2023
Dennis Cline (1)(2)(3)	63	Director	May 2003
Donald Cogsville (1)(2)(3)	58	Director	April 2019
Russell C. Horowitz	57	Chairman	August 2017
M. Wayne Wisehart (1)(2)(3)	78	Director	November 2008

1.
Member of the Audit Committee.
2.
Member of the Nominating and Governance Committee.
3.
Member of the Compensation Committee

Set forth below is a description of the business experience of each current director, including a discussion of the specific experience, qualifications, attributes and skills that led our Board of Directors to conclude that those individuals should serve as our directors.

Michael Arends. Mr. Arends has served as our Vice Chairman since February 2023. Mr. Arends served as our Co-CEO, including previously as a member of the Office of the CEO from October 2016 to February 2023, and served as our Chief Financial Officer from May 2003 through April 2021. Prior to joining Marchex, Mr. Arends held various positions at KPMG since 1992, most recently as a Partner in KPMG’s Pacific Northwest Information, Communications and Entertainment assurance practice. Mr. Arends is a Certified Public Accountant and a Chartered Accountant and received a Bachelor of Commerce degree from the University of Alberta. Mr. Arends brings historic knowledge and continuity together with extensive operational, finance, accounting, and transactional experience to the board.

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

M. Wayne Wisehart. Mr. Wisehart has served as a member of our Board of Directors since November 2008. From February 2010 to November 2010, Mr. Wisehart served as Chief Financial Officer for All Star Directories, a publisher of online and career school directories. Mr. Wisehart previously served as the Chief Financial Officer of aQuantive, Inc. (formerly Avenue A Media, Inc.), a leading global digital marketing company, which was acquired by Microsoft in August 2007. Prior to aQuantive, Mr. Wisehart served as Chief Financial Officer of Western Wireless Corporation, a cellular phone service provider, which was acquired by Alltel in August 2005. Mr. Wisehart also served as the Chief Financial Officer from 2000 to 2002 of iNNERHOST, Inc., a Web hosting services company, as President and Chief Executive Officer from 1999 to 2000 of TeleDirect International Inc., a company that provides customer interaction systems, and as the President and Chief Executive Officer from 1997 to 1998 of Price Communications Wireless. Mr. Wisehart received a B.S. degree in Business from the University of Missouri-St. Louis. Mr. Wisehart brings extensive financial and accounting expertise to the board.

Executive Officers

Our current executive officers, their positions with the Company and their respective ages, are as follows:

Name	Age	Position
Edwin Miller	54	CEO
Troy Hartless	53	Chief Revenue Officer
Holly Aglio	47	Chief Financial Officer

Biographical information for our executive officers is set forth below.

Edwin Miller. Mr. Miller has served as our CEO since February 2023. Prior to joining Marchex, Mr. Miller served as an Operating Executive with Gemspring Capital since May 2021, as President, CEO and Director of The Interest Group from January through December 2020, and as President, CEO and Director of Astreya Partners from 2014 to 2019. Mr. Miller received a Bachelor of Science, Management degree from Liberty University - Dual Minors (German and French), and a MBA in Business, Finance, and International Affairs from The George Washington University School of Business.

Troy Hartless. Mr. Hartless has served as our Chief Revenue Officer since April 2023. Prior to joining Marchex, Mr. Hartless was the Chief Executive Officer of TLJ Capital since 2009. Prior to TLJ Capital, Mr. Hartless was the Chief Operating Officer of Govplace, Inc. from 2019 to 2020 and the Chief Revenue Officer of

9Lenses from 2017 to 2019. Mr. Hartless received a Bachelor of Science, Business Administration degree from Liberty University.

Holly Aglio. Ms. Aglio has served as our Chief Financial Officer since October 2023. Prior to joining Marchex, Ms. Aglio previously served as Chief Financial Officer of NetCentrics Corporation since 2021, as Chief Financial Officer of Govplace, Inc. from 2019 to 2021 and previously as Director, Finance and Accounting from 2017 to 2019 and as Corporate Controller from 2014 to 2017, as Corporate Controller of Artel, LLC from 2012 to 2014, and as Senior Director of Accounting and Assistant Controller of Apptis, Inc. from 2010 to 2012. Prior to joining Apptis, Ms. Aglio held several positions at PriceWaterhouseCoopers, LLP from 1998 to 2010, most recently as Senior Manager, Audit. Ms. Aglio is a Certified Public Accountant and received a Bachelor of Science in Commerce degree from the University of Virginia.

Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, officers and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership. Directors, officers and 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on review of the copies of such reports the Company has received, or written representations that no other reports were required for those persons, the Company believes that its directors, officers and 10% stockholders complied with all applicable filing requirements during 2023.

Code of Conduct and Code of Ethics. The Company has adopted a code of conduct applicable to each of the Company’s officers, directors and employees, and a code of ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s senior financial officers, as contemplated by Section 406 of the Sarbanes-Oxley Act of 2002 and both codes are available on our website at www.marchex.com.

Audit Committee. The Audit Committee is currently comprised of Messrs. Cline, Cogsville and Wisehart (Chair). Each of the members of the Audit Committee is independent for purposes of the NASDAQ listing standards as they apply to Audit Committee members and each member of the Audit Committee is an Audit Committee financial expert, as defined in the rules of the Securities and Exchange Commission. The Audit Committee operates under a charter that is available on our website at www.marchex.com. The functions of the Audit Committee include reviewing, with the Company’s independent registered public accounting firm, the scope and timing of the independent registered public accounting firm’s services, the independent registered public accounting firm’s report on the Company’s consolidated financial statements and internal control over financial reporting following completion of the Company’s audits, and the Company’s internal accounting and financial control policies and procedures, and making annual recommendations to the Board of Directors for the appointment of an independent registered public accounting firm for the ensuing year. The Audit Committee held eight meetings and took action by written consent on one occasion during the fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The Role of Stockholder Say-on-Pay Votes

In September 2023, we held a stockholder advisory vote to approve the compensation of our named executive officers (the “say-on-pay proposal”). Our stockholders overwhelmingly approved the compensation of our named executive officers, with approximately 95% of stockholder votes cast in favor of the say-on-pay proposal. The Compensation Committee believes this affirms the stockholders’ support of our approach to executive compensation and did not change its approach in 2023.

The Compensation Committee will continue to consider the outcome of our say-on-pay votes when making future compensation decisions for the named executive officers.

Overview

You can find detailed information regarding the compensation we paid to our NEOs in the table following the Summary Compensation Table section of this Amendment below.

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

The Compensation Committee is responsible for setting the compensation and benefits for our executive officers, for determining distributions and grants of awards under our various stock and other incentive plans, and for all matters related to the foregoing.

NEO Compensation for 2023

Our Compensation Committee in reviewing our executive compensation packages assesses salary and bonus, salary and bonus history, the number and value of shares owned by our executives, and vesting and exercise history of prior equity grants. The Compensation Committee also considers data regarding compensation paid at public media, internet and technology-based companies of comparable size to our Company and which could compete for the services of our NEOs. Although the compensation practices of our competitors instruct our review, we use that data only to gain perspective and do not “benchmark” our compensation to any particular level.

Base Salary and Bonus

The 2023 salaries and bonuses shown in the table following the Summary Compensation Table section of this Amendment below were set by our Compensation Committee based on the compensation review discussed above, as well as a consideration of the respective NEO’s total compensation package including prior equity grants, exercise history, and existing stock ownership. Base salaries and bonuses are a necessary part of our compensation program and provide executives with a fixed portion of pay that is not performance-based. Our goal is to provide competitive base pay levels. The Compensation Committee considered each NEO’s skills, experience, level of responsibility, performance and contribution to our Company. The Compensation Committee also took into account in conjunction with the NEO’s specific areas of responsibilities and objectives, each NEO’s contribution to the Company’s overall success as a member of the management team. The Compensation Committee considers the relative compensation levels among all the members of the management team to ensure the Company’s executive compensation programs are internally consistent and equitable. All salaries and bonuses are reviewed at least annually and subject to future adjustment by the Compensation Committee.

Equity Compensation

All of our employees and directors are eligible to receive options, shares of restricted stock, and/or restricted stock units under our 2021 Stock Incentive Plan (the “2021 Stock Plan”).

The Compensation Committee periodically and at least annually considers equity awards to the Company's NEOs, but does not automatically grant equity awards to NEOs every year. The Compensation Committee takes into account the various factors outlined in the discussion of base salary and bonus above as well as the Company’s financial performance and its impact on stockholder value and also analyzes existing NEO equity holdings and prior equity awards to take into account whether additional grants are appropriate and necessary to recalibrate the cash-equity balance of NEO compensation packages.

On January 25, 2023, the Compensation Committee granted stock options and shares of restricted stock to Messrs. Arends, Horowitz, and Polley under the 2021 Stock Plan pursuant to a periodic review of equity award incentives for executive officers of the Corporation.

On February 3, 2023, the Compensation Committee granted stock options to Mr. Miller under the 2021 Stock Plan in connection with his appointment as Chief Executive Officer of the Company.

On April 3, 2023, the Compensation Committee granted stock options to Mr. Hartless under the 2021 Stock Plan in connection with his appointment as Chief Revenue Officer of the Company.

On September 28, 2023, the Compensation Committee granted stock options to Messrs. Miller and Hartless under the 2021 Stock Plan pursuant to a periodic review of equity award incentives for executive officers of the Corporation.

On October 30, 2023, the Compensation Committee granted stock options to Ms. Aglio under the 2021 Stock Plan in connection with her appointment as Chief Financial Officer of the Company.

You can find more information regarding these grants, including the corresponding vesting schedules, by referring to the table following the Outstanding Equity Awards at 2023 Fiscal Year-End section of this Amendment below.

Most equity awards for employees are tied to their annual performance reviews. We may occasionally make employee grants outside of that review process and such awards typically are granted as of the date the grant is approved. All new-hire awards have a grant date set to correspond to the date of hire. All options have an exercise price set at the closing market price of our Class B common stock on the grant date.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2023, are or have been an officer or employee of the Company. No member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. During fiscal year 2023, none of the Company’s executive officers served on the Compensation Committee (or its equivalent) or Board of Directors of another entity where any of that entity's executive officers also served on the Company’s Compensation Committee or Board of Directors.

Summary Compensation Table (1)

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2022 and 2023, as applicable, by our NEOs:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (2) ($)	Option Awards (3) ($)	Non-equity Compensation ($)	All Other Compensation (4) ($)	Total ($)
Edwin Miller	2023	386,363	-	-	1,073,750	-	-	1,460,113
CEO	2022	-	-	-	-	-	-	-
Troy Hartless	2023	281,250	-	-	600,500	-	-	881,750
Chief Revenue Officer	2022	-	-	-	-	-	-	-
Holly Aglio	2023	57,292	50,000	-	237,000	-	-	344,292
Chief Financial Officer	2022	-	-	-	-	-	-	-
Mike Arends (5)	2023	297,500	-	139,750	81,900	-	11,466	530,616
Vice Chairman	2022	297,500	-	387,360	204,000	279,836	12,353	1,181,049
Russell C. Horowitz (6)	2023	319,161	-	123,750	94,517	-	-	537,428
Chairman	2022	255,000	-	271,080	145,390	217,547	-	889,017
Ryan Polley	2023	286,905	61,111	278,600	55,000	-	-	681,616
Former President and Chief Operating Officer	2022	350,000	172,779	127,500	60,500	-	-	710,779
John Roswech	2023	53,255	45,139	-	-	-	15,000	113,394
Former Chief Revenue Officer	2022	400,000	214,733	127,500	60,500	-	-	802,733

(1)
Includes only those columns relating to compensation awarded to, earned by or paid to the NEOs in 2022 and 2023.
(2)
These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards (such as by vesting of a stock award). Amounts represent the aggregate grant date fair value of stock awards each year computed in accordance with ASC 718, excluding the effect of forfeitures. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of each stock award, refer to Note 6 to the Consolidated Financial Statements contained in our 2023 Annual Report on Form 10-K filed on April 1, 2024.
(3)
These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards (such as by exercising stock options). Amounts represent the aggregate grant date fair value of option awards each year computed in accordance with ASC 718, excluding the effect of forfeitures. The fair value of the shares underlying the option awards that vest based on time is estimated using the Black-Scholes option pricing model. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of each stock award, refer to Note 6 to the Consolidated Financial Statements contained in our 2023 Annual Report on Form 10-K filed on April 1, 2024.
(4)
Unless otherwise noted, the total of all perquisites and personal benefits of each NEO falls below the reportable amount for disclosure within this table. Mr. Arends’ amounts in 2022 and 2023 exceeded the reportable amount and includes the Company’s 401K matching contribution and auto allowance. Mr. Roswech's amount in 2023 exceeded the reportable amount and includes severance pay.
(5)
In September 2023, Mr. Arends received an annual director restricted stock grant of 15,000 shares under Marchex's 2021 Stock Incentive Plan, with fifty (50%) percent of such shares of restricted stock vesting on the first anniversary of the grant date, and with vesting in full in the event of a Change in Control.
(6)
In September 2022 and 2023, Mr. Horowitz received an annual director restricted stock grant of 15,000 shares under Marchex’s 2021 Stock Incentive Plan, with fifty (50%) percent of such shares of restricted stock vesting on the first annual anniversary of the grant date, and with vesting in full in the event of a Change in Control.

Outstanding Equity Awards at 2023 Fiscal Year-End (1)

The following table sets forth certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to our NEOs as of December 31, 2023. Certain option and stock awards provide for accelerated vesting, in certain circumstances. For more information on these acceleration provisions, please refer to section Potential Payments upon Termination or Change in Control at 2023 Fiscal Year-End of this Amendment below.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)
Edwin Miller
Stock Options	2/3/2023 (5)	—	300,000	2.09	2/3/2033	—	—
Stock Options	2/3/2023 (8)	—	375,000	2.09	2/3/2033	—	—
Stock Options	9/28/2023 (5)	—	350,000	1.45	9/28/2033	—	—
Troy Hartless
Stock Options	4/3/2023 (5)	—	150,000	1.86	4/3/2033	—	—
Stock Options	4/3/2023 (8)	—	200,000	1.86	4/3/2033	—	—
Stock Options	9/28/2023 (5)	—	300,000	1.45	9/28/2033	—	—
Holly Aglio
Stock Options	10/30/2023 (5)	—	300,000	1.38	10/30/2033	—	—
Michael Arends
Stock Options	12/31/2020 (9)	195,000	—	1.96	12/31/2030	—	—
Stock Options	1/4/2021 (5)	31,625	14,375	2.02	1/4/2031	—	—
Restricted Stock	1/4/2021 (3)	—	—	—	—	23,000	31,280
Stock Options	12/30/2021 (6)	49,000	49,000	2.57	12/30/2031	—	—
Restricted Stock	12/30/2021 (6)	—	—	—	—	49,000	66,640
Stock Options	1/3/2022 (5)	25,813	33,187	2.56	1/4/2032	—	—
Restricted Stock	1/3/2022 (3)	—	—	—	—	44,250	60,180
Stock Options	12/30/2022 (7)	—	149,000	1.60	12/30/2032	—	—
Restricted Stock	12/30/2022 (7)	—	—	—	—	149,000	202,640
Stock Options	1/25/2023 (5)	—	59,000	2.00	1/25/2033	—	—
Restricted Stock	1/25/2023 (3)	—	—	—	—	59,000	80,240
Stock Options	9/28/2023 (4)	—	20,000	1.45	9/28/2033	—	—
Restricted Stock	9/28/2023 (4)	—	—	—	—	15,000	20,400
Russell C. Horowitz
Stock Options	12/31/2020 (9)	195,000	—	1.96	12/31/2030	—	—
Stock Options	1/4/2021 (5)	28,188	12,812	2.02	1/4/2031	—	—
Restricted Stock	1/4/2021 (3)	—	—	—	—	20,500	27,880
Restricted Stock	10/4/2021 (4)	20,000	—	—	—	—	—
Stock Options	12/30/2021 (6)	23,750	23,750	2.57	12/30/2031	—	—
Restricted Stock	12/30/2021 (6)	—	—	—	—	23,750	32,300
Stock Options	1/3/2022 (5)	22,313	28,687	2.56	1/4/2032	—	—
Restricted Stock	1/3/2022 (3)	—	—	—	—	38,250	52,020
Stock Options	9/29/2022 (4)	10,000	10,000	1.78	10/1/2032	—	—
Restricted Stock	9/29/2022 (4)	—	—	—	—	7,500	10,200
Stock Options	12/30/2022 (7)	—	72,000	1.60	12/30/2032	—	—
Restricted Stock	12/30/2022 (7)	—	—	—	—	72,000	97,920
Stock Options	1/25/2023 (5)	—	51,000	2.00	1/25/2033	—	—
Restricted Stock	1/25/2023 (3)	—	—	—	—	51,000	69,360
Stock Options	9/28/2023 (4)	—	20,000	1.45	9/28/2033	—	—
Restricted Stock	9/28/2023 (4)	—	—	—	—	15,000	20,400

(1)
Includes only those columns for which there are outstanding equity awards at December 31, 2023. All other columns have been omitted.
(2)
The market value of unvested stock awards is calculated by multiplying the number of unvested stock awards held by the applicable NEO by the closing price of $1.36 per share of our Class B common stock on the NASDAQ Global Select Market on December 31, 2023.
(3)
The shares of restricted stock vest at the rate of 25% on each of the first, second, third, and fourth anniversaries, respectively, of the grant date.
(4)
The director grant of option and shares of restricted stock vest 50% on the first and second anniversary of the grant date assuming continued service on Marchex's Board of Directors on the vesting date.

(5)
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
(8)
The options vest on the fifth annual anniversary of the Start Date with accelerated vesting upon certain events and subject to continued employment at all such times. With respect to acceleration, (a) 50% of such option shares shall vest upon attainment of specified revenue, adjusted OIBA or share price targets at the later of twenty-four (24) months or performance attainment (2023 revenue (or subsequent years) exceeding 120% of year of grant level, 2023 adjusted OIBA (or subsequent years) exceeding specified multiples of year of grant level, or following the first year the Class B Common Stock share price for twenty (20) consecutive trading days exceeding 150% of the year of grant trading day average), and (b) such remaining unvested option shares shall vest upon attainment of specified revenue, adjusted OIBA or share price targets at the later of thirty-six (36) months or performance attainment (2023 revenue (or subsequent years) exceeding 127% of year of grant level, 2023 adjusted OIBA (or subsequent years) exceeding specified multiples of year of grant level higher than the initial performance target above, or following the first year the Class B Common Stock share price for twenty (20) consecutive trading days exceeding 160% of the year of grant trading day average.
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

Potential Payments upon Termination or Change in Control at 2023 Fiscal Year-End

Employment Arrangements

Pursuant to the terms of our employment arrangements with Mr. Miller, the stock options granted to him upon appointment as Chief Executive Officer of the Company will become vested and nonforfeitable following the occurrence of a “Change in Control” (as defined) of the Company as follows: 1/3rd upon occurrence of a Change in Control, 1/3rd upon the eighteen month anniversary, and 1/3rd upon the second annual anniversary, respectively, of such Change in Control. In the event that Miller is terminated by the Company without “Cause” (as defined) prior to the occurrence of a Change in Control, Miller will receive the following: (a) for termination before the one year anniversary of the his start date, a lump sum payment equal to one year of base salary plus any accrued bonus through the date of termination, and an additional twenty-five percent (25%) of vesting on such Options; (b) for termination on or following the one year anniversary of his start date and before the two year anniversary of his start date, a lump sum payment equal to one year of base salary plus any earned bonus for the prior calendar year if not yet paid plus any accrued bonus through the date of termination, and an additional fifty percent (50%) of vesting on such Options; and (c) for termination on or following the two year anniversary of the his start date, a lump sum payment equal to one year of base salary plus any earned bonus for the prior calendar year if not yet paid plus any accrued bonus through the date of termination, and one hundred percent (100%) of vesting on such Options. In the event that Miller is terminated by the Company without Cause upon or following the occurrence of a Change in Control, Miller will receive the following: (a) a lump sum payment equal to one year of base salary plus (i) any accrued bonus through the date of termination if before the one year anniversary of his start date, or (ii) any earned bonus for the prior year if not yet paid plus any accrued bonus through the date of termination if on or after the one year anniversary of his start date, and an additional fifty percent (50%) of vesting on such Options; and (b) upon the 18 month anniversary of the Change in Control, one hundred percent (100%) of vesting on such Options.

Pursuant to the terms of our employment arrangements with Mr. Hartless, the stock options granted to him upon appointment as Chief Revenue Officer of the Company will become vested and nonforfeitable following the occurrence of a “Change in Control” (as defined) of the Company as follows: 25% upon occurrence of a Change in Control, 25% upon the eighteen month anniversary, and 50% upon the second annual anniversary, respectively, of such Change in Control. In the event that Hartless is terminated by the Company without “Cause” (as defined) more than three months prior to the occurrence of a Change in Control, Hartless will receive the following: (a) for termination before the one year anniversary of his start date, a lump sum payment equal to six months of base salary plus any accrued bonus through the date of termination, and an additional twenty-five percent (25%) of vesting on such Options; (b) for termination on or following the one year anniversary of his start date, a lump sum payment equal to nine months of base salary plus any earned bonus for the prior calendar year if not yet paid plus any accrued bonus through the date of termination, and an additional fifty percent (50%) of vesting on such Options. In the event that Hartless is terminated by the Company without Cause within three months prior to or upon or following the occurrence of a Change in Control, Hartless will receive the following: (a) a lump sum payment equal to nine months of base salary plus (i) any accrued bonus through the date of termination if before the one year anniversary of his start date, or (ii) any earned bonus for the prior year if not yet paid plus any accrued bonus through the date of termination if on or after the one year anniversary of his start date, and an additional fifty percent (50%) of vesting on such Options; and (b) upon the 18 month anniversary of the Change in Control, one hundred percent (100%) of vesting on such Options.

Pursuant to the terms of our employment arrangements with Ms. Aglio, the stock options granted to her upon appointment as Chief Financial Officer of the Company will become vested in full and nonforfeitable upon the occurrence of a “Change in Control” (as defined). In the event that Aglio is terminated by the Company without “Cause” (as defined), Aglio will receive the following: (a) for termination before the one year anniversary of her start date, a lump sum payment equal to three months of base salary plus any accrued bonus through the date of termination, and an additional twenty-five percent (25%) of vesting on such Options; (b) for termination on or following the one year anniversary of her start date, a lump sum payment equal to six months of base salary plus any earned bonus for the prior calendar year if not yet paid plus any accrued bonus through the date of termination, and an additional fifty percent (50%) of vesting on such Options.

The Amended and Restated Executive Officer Employment Agreement for Mr. Arends provides that in the event the Company terminates executive’s employment for any reason other than Cause, or executive terminates his employment for Good Reason (regardless of a Change in Control) and subject to executive’s execution of a release of claims, executive will be eligible to receive the following severance and related post-termination benefits: (a) a lump sum payment equal to one (1) times executive’s then annual salary payable at the time of termination, unless the termination of executive’s employment occurs within 12 months following a Change in Control, in which case executive will receive the benefits under his Retention Agreement, (b) payment by the Company of its share of medical, dental and vision insurance premiums under COBRA (“Health Benefits”) for executive and executive’s dependents for the 12 month period following the termination date or such lesser period as executive remains eligible under COBRA, unless the termination of executive’s employment occurs within 12 months following a Change in Control, in which case executive will receive the benefits under executive’s Retention Agreement; and (c) and an additional one (1) year of time-based vesting on any unvested options, restricted stock and restricted stock units as of the termination date. In the event that executive’s employment terminates due to death or disability, and subject to execution of a release of claims, executive or his dependents will be eligible to receive the following severance and related post-termination benefits: (i) payment by the Company of Health Benefits for the 18 month period following the termination date or such lesser period as provided under COBRA, and (ii) one hundred percent (100%) of all performance and time-based unvested options, restricted stock and restricted stock units will immediately vest upon executive’s termination date. Additionally, one hundred percent (100%) of all performance and time based options, restricted stock and restricted stock units not already vested, shall become immediately vested upon the occurrence of both (a) a Change in Control, (b) followed by the first to occur of (i) a termination of executive’s employment by the Company or any successor thereto without Cause, (ii) a material diminution in the nature or scope of executive’s duties, responsibilities, authorities, powers or functions that constitutes Good Reason, or (iii) the twelve month anniversary of the occurrence of the Change in Control provided that executive then remains an employee of the Company or its successor (collectively, the “Double-Trigger Change in Control Acceleration”).

Equity Awards

The equity awards set forth in the table following the Outstanding Equity Awards at 2023 Fiscal Year-End section of this Amendment above are subject to certain conditions on vesting as well as accelerated vesting in part or in full in the event of a Change in Control or for certain awards in the event of Double-Trigger Change in Control Acceleration.

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

Pay versus Performance

The following table sets forth the compensation information of our principal executive officer (the “PEO”), and the average compensation information of our other named executive officers (“non-PEO NEOs”), both as reported in the Summary Compensation Table and with certain adjustments to reflect the “compensation actually paid” (“CAP”, as calculated in accordance with the SEC rules) to such individuals, and certain measures of the Company’s financial performance, for each of FY 2023, 2022, and 2021.

	PEO (1)		PEO (2)		PEO (3)
Fiscal Year	Summary Compensation Table Total ($)	Compensation Actually Paid ($)	Summary Compensation Table Total ($)	Compensation Actually Paid ($)	Summary Compensation Table Total ($)	Compensation Actually Paid ($)
2023	1,460,113	1,193,371	529,876	181,122	515,351	58,763
2022			1,181,049	239,989	889,017	138,523
2021			1,310,271	1,776,741	1,014,009	1,379,728

(1) Amounts reported in these columns reflect (i) the total compensation reported in the Summary Compensation Table for Edwin Miller for FY 2023, and (ii) the CAP for Edwin Miller for FY 2023.

(2) Amounts reported in these columns reflect (i) the total compensation reported in the Summary Compensation Table for Michael Arends for each of FY 2023, 2022, and 2021, and (ii) the CAP for Michael Arends for each of FY 2023, 2022, and 2021.

(3) Amounts reported in these columns reflect (i) the total compensation reported in the Summary Compensation Table for Russell C. Horowitz for each of FY 2023, 2022, and 2021, and (ii) the CAP for Russell C. Horowitz for each of FY 2023, 2022, and 2021.

	Non-PEO (4)
Fiscal Year	Average Summary Compensation Table Total	Average Compensation Actaully Paiod ($)	Value of Initial Fixed $100 investment on December 31, 2020 based on Total Shareholder Return ($)	Net Income ($K)
2023	489,738	349,351	$69.39	(9,910)
2022	756,756	381,781	$81.63	(8,245)
2021	563,201	697,184	$126.53	(4,390)

(4) Amounts reported in the Non-PEO NEOs column reflect (i) the average of the total compensation reported in the Summary Compensation Table for Troy Hartless, Holly Aglio, Ryan Polley, and John Roswech for FY 2023, Ryan Polley and John Roswech for FY 2022, and Ryan Polley, John Roswech, and Leila Kirske for FY 2021, and (ii) the average CAP for Troy Hartless, Holly Aglio, Ryan Polley and John Roswech for FY 2023, Ryan Polley and John Roswech for FY 2022, and Ryan Polley, John Roswech, and Leila Kirske for FY 2021.

To calculate the CAP, adjustments were made to the amounts reported in the Summary Compensation Table for the applicable year. The deductions, and additions to, total compensation in the Summary Compensation Table by year that were used to calculated CAP include:

Fiscal Year		Summary Compensation Table Total	Grant Date Value of New Awards	Year End Value of New Awards	Change in Value of Unvested Awards	Change in Value of Vested Awards	Values of Awards Canceled as of Prior FYE	Total Equity CAP	Total CAP*
		(1)	(2)	(3)	(4)	(5)	(6)	(7)=(3)+(4)+(5)+(6)	(8)=(1)-(2)+(7)
	PEO (a)	1,460,113	1,073,750	807,008	-	-	-	807,008	1,193,371
	PEO (b)	529,876	221,650	162,099	(90,651)	(198,552)	-	(127,105)	181,122
2023	PEO (c)	515,351	218,267	145,000	(299,973)	(83,348)	-	(238,320)	58,763
	Average Non-PEO NEO (d)	489,738	390,367	373,979	-	-	(124,000)	249,979	349,351
	PEO (b)	1,181,049	591,360	515,840	(316,445)	(549,095)	-	(349,700)	239,989
2022	PEO (c)	889,017	416,470	346,690	(176,636)	(504,078)	-	(334,024)	138,523
	Average Non-PEO NEO (d)	756,756	188,000	124,000	(103,414)	(207,561)	-	(186,975)	381,781
	PEO (b)	1,310,271	511,900	550,080	180,020	248,270	-	978,370	1,776,741
2021	PEO (c)	1,014,009	378,790	401,670	89,825	253,014	-	744,509	1,379,728
	Average Non-PEO NEO(d)	563,201	101,050	109,933	67,782	57,318	-	235,033	697,184

(a) Amounts reported in this row reflect the adjustments to the amounts reported in the Summary Compensation Table for Edwin Miller for FY 2023.

(b) Amounts reported in this row reflect the adjustments to the amounts reported in the Summary Compensation Table for Michael Arends for each of FY 2023, 2022, and 2021.

(c) Amounts reported in this row reflect the adjustments to the amounts reported in the Summary Compensation Table for Russell C. Horowitz for each of FY 2023, 2022, and 2021.

(d) Amounts reported in this row reflect the average adjustments to the amounts reported in the Summary Compensation Table for Troy Hartless, Holly Aglio, Ryan Polley, and John Roswech for FY 2023, for Ryan Polley and John Roswech for FY 2022, and for Ryan Polley, John Roswech, and Leila Kirske for FY 2021.

Pay Versus Performance: Graphical Description

The illustrations below provide graphical descriptions of the relationships between the following:

• The PEO’s CAP and non-PEO NEO’s CAP and the Company’s cumulative total shareholder return (“TSR”); and

• The PEO’s CAP and non-PEO NEO’s CAP and the Company’s net income.

Compensation Actually Paid versus TSR

(a) PEO CAP represents the compensation actually paid for Edwin Miller for FY 2023.

(b) PEO CAP represents the compensation actually paid for Michael Arends for FY 2021, 2022, and 2023.

(c) PEO CAP represents the compensation actually paid for Russell C. Horowitz for FY 2021, 2022, and 2023.

Compensation Actually Paid versus Net Income

Compensation Actually Paid ($K)
Net Income ($K)
$2,000
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$-
$-
$(2,000)
$(4,000)
$(6,000)
$(8,000)
$(10,000)
$(12,000)
$1,777
$1,380
$697
$(8,245)
$240
$139
$382
$(4,390)
$1,193
$181
$59
$349
$(9,910)
2021
2022
2023
PEO CAP(a)
PEO CAP(b)
PEO CAP(c)
Average non-PEO NEO CAP
MCHX Net Income

(a) PEO CAP represents the compensation actually paid for Edwin Miller for FY 2023.

(b) PEO CAP represents the compensation actually paid for Michael Arends for FY 2021, 2022, and 2023.

(c) PEO CAP represents the compensation actually paid for Russell C. Horowitz for FY 2021, 2022, and 2023.

Compensation of Directors

The Compensation Committee is responsible for periodically reviewing and recommending to the Board of Directors the compensation of our independent directors. The following table summarizes compensation earned during 2023 by each of our directors, except Mr. Horowitz, our Chairman, and Mr. Arends, our Vice Chairman, whose compensation is reflected in the table following the Summary Compensation Table section of this Amendment above:

2023 Director Compensation (1)

Name	Feed Earned or Paid in Cash ($)	Stock Awards (2) ($)	Option Awards (2) ($)	Total ($)
Dennis Cline	30,000	21,600	17,000	68,600
Donald Cogsville	30,000	21,600	17,000	68,600
M. Wayne Wisehart	30,000	21,600	17,000	68,600

(1)
Includes only those columns relating to compensation awarded to, earned by, or paid to non-employee directors for their services.
(2)
The amounts in the stock awards and option awards columns reflect the aggregate grant date fair value of equity awards granted to directors in 2023 in accordance with ASC Topic 718. These amounts do not reflect whether the director has actually realized or will realize a financial benefit from the awards (such as by vesting in a restricted stock).

The aggregate number of equity awards made to our independent directors outstanding as of December 31, 2023 were:

Name	Stock Awards (#)	Option Awards (#)	Total (#)
Dennis Cline	22,500	115,000	137,500
Donald Cogsville	22,500	115,000	137,500
M. Wayne Wisehart	22,500	115,000	137,500

In September 2023, based upon the elections of the individual directors at our 2023 annual meeting of stockholders and in accordance with Marchex’s previously announced director compensation policy: (i) the Company granted (i) 15,000 restricted shares of Class B common stock at a purchase price of $.01 per share; and (ii) 20,000 options at an exercise price of $1.45 per share, the exercise price being the closing price of the Company’s stock price on September 28, 2023, in each case under Marchex’s 2021 Stock Incentive Plan to each of Marchex’s directors as compensation for their annual board service. Fifty percent (50%) of such shares of restricted stock and options shall vest on the first and second annual anniversary of the grant date, respectively, and with vesting in full upon a Change in Control in each case assuming continued service on Marchex’s Board of Directors for such period. In addition, Marchex agreed to pay $7,500 in cash per quarter for each independent directors’ annual director service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

To the Company’s knowledge, the following table sets forth information regarding the beneficial ownership of our Class A common stock and Class B common stock as of April 25, 2024 by:

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

Percentage of beneficial ownership is based on 4,660,927 shares of our Class A common stock and 39,017,668 shares of our Class B common stock outstanding as of April 25, 2024. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or restricted stock units held by that person that are currently exercisable or exercisable or issuable upon vesting within 60 days of April 25, 2024, are deemed outstanding. These shares are not, however, deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as otherwise noted below, the address for each beneficial owner listed below is c/o Marchex, Inc., 1200 5thAve., Suite 1200, Seattle, Washington 98101.

	Shares Beneficially Owned				Total Voting Power (1) (%)
	Class A Common Stock		Class B Common Stock
Name and, as appropriate, Address of Beneficial Owner	Shares	%	Shares	%
5% Security Holders:
Edenbrook Capital, LLC (2)	-	-	14,561,905	37.3	9.4
116 Radio Circle
Mount Kisco, NY 10549
Koller Capital LLC (3)	-	-	3,865,175	9.9	2.5
1343 Main Street, Suite 413
Sarasota, FL 34236
Named Executive Officers and Directors:
Holly Aglio (4)	-	-	-	-	-
Michael Arends (5)	-	-	1,784,792	4.6	0.2
Dennis Cline (6)	-	-	235,260	*	*
Donald Cogsville (7)	-	-	175,623	*	*
Troy Hartless (8)	-	-	37,500	*	*
Russell C. Horowitz (9)	4,660,927	100%	1,323,606	3.4	75.8
Edwin Miller(10)	-	-	93,750	*	*
M. Wayne Wisehart (11)	-	-	406,145	*	*
All directors and executive officers as a group (8 persons) (12)	4,660,927	100%	4,056,675	10.4	77.5

Except as indicated in the footnotes below and except as subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

* Beneficial ownership or total voting power, as the case may be, representing less than one percent.

1.
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
2.
Based on the most recently available Schedule 13D filed with the SEC on November 13, 2023 by Edenbrook Capital, LLC (“Edenbrook”); Jonathan Brolin (“Brolin”), an individual; and Edenbrook Long Only Value Fund, LP (“Edenbrook Fund”). Edenbrook and Brolin report beneficial ownership and shared voting and dispositive power of 14,561,905 shares of our Class B common stock. Edenbrook Long Only Value Fund, LP reports beneficial ownership of 13,239,567 shares of our Class B common stock.
3.
Based on the most recently available Schedule 13G filed with the SEC on February 9, 2024 by Koller Capital LLC (“Koller”); Koller Microcap Opportunities Fund LP (“Koller Microcap”); and Ross Koller (“Ross”). Koller, Koller Microcap, and Ross reported beneficial ownership and shared voting and dispositive power of 3,865,175 shares of our Class B common stock.
4.
Ms. Aglio upon joining the Company was granted an option to purchase 300,000 shares of our Class B common stock, which vests over a 4 year period.
5.
Includes: (1) 298,250 shares of restricted stock subject to vesting; (2) 344,063 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2024; (3) 18,100 shares of Class B common stock held in an Individual Retirement Account for the benefit of Mr. Arends; and (4) 6,500 shares of Class B common stock held in an Individual Retirement Account for the benefit of Diana Arends, Mr. Arends’ wife. 1,077,879 shares of such Class B common stock have been pledged as collateral to a third-party lender.

6.
Includes: (1) 22,500 shares of restricted stock subject to vesting; (2) 85,000 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2024; (3) 28,500 shares of our Class B common stock held by DMC Investments, LLC, a limited liability company of which Mr. Cline is the managing member; and (4) 10,000 shares of our Class B common stock held by the Colburn Cline Trust for the benefit of Colburn Cline, the son of Mr. Cline, for which shares Mr. Cline disclaims beneficial ownership.
7.
Includes: (1) 22,500 shares of restricted stock subject to vesting; and (2) 85,000 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2024.
8.
Includes 37,500 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2024.
9.
Includes: (1) 4,660,927 shares of our Class A common stock held by MARRCH Investments, LLC; (2) 215,250 shares of restricted stock subject to vesting; (3) 326,688 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2024; and (4) 5,000 shares of Class B common stock held in an Individual Retirement Account for the benefit of Mr. Horowitz. Mr. Horowitz is the managing member of MARRCH Investments, LLC and, as such, may be deemed to exercise voting and investment power over the shares held by all of these entities.
10.
Includes 93,750 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2024.
11.
Includes 22,500 shares of restricted stock subject to vesting; and (2) 85,000 shares of Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2024.
12.
Includes an aggregate of: (1) 4,660,927 shares of our Class A common stock; (2) 4,056,675 shares of our Class B common stock which includes 10,000 shares for which beneficial ownership has been disclaimed; and (3) 1,057,000 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2024.

Equity Compensation Plans

2012 Stock Incentive Plan. Our 2012 Stock Incentive Plan was adopted by our Board of Directors and approved by our stockholders on May 4, 2012 (the “2012 Stock Plan”). No further awards were made under the 2012 Stock Plan after December 31, 2021. The 2012 Stock Plan provided for the granting of shares of Class B common stock to employees, directors, and consultants of Marchex, its affiliates and strategic partners and provided for the following types of grants:

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
•
restricted stock units.

2014 Employee Stock Purchase Plan. Our 2014 employee stock purchase plan was adopted by our Board of Directors and approved by our stockholders on May 3, 2013 (the “2014 ESPP”). The Company authorized an aggregate of 225,000 shares of Class B common stock for issuance under the plan to participating employees. The 2014 ESPP, which expired on December 31, 2023, provided eligible employees the opportunity to purchase the Company’s Class B common stock at a price equal to 95% of the closing price on the last business day of each purchase period. The 2014 ESPP permitted eligible employees to purchase amounts up to 15% of their compensation in the purchase period, and no employee was permitted to purchase stock worth more than $25,000 in any calendar year, valued as of the first day of each purchase period.

Equity Compensation Plan Information

The following table sets forth certain information regarding our Class B common stock that may be issued upon exercise of options, warrants and other rights under all of our existing equity compensation plans as of December 31, 2023:

Plan Category	Number of Shares to be issued upon exercise of outstanding options, warrants, and rights (#)(a)		Weighted Average exercise price of outstanding options, warrants, and rights ($)(b)		Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)(#)(c)
Equity compensation plans approved by security holders:
2012 stock incentive plan(1)	1,839,697		3.21		-
2014 employee stock purchase plan	-		-		-
2021 stock incentive plan(2)	4,309,812	(3)	1.75	(4)	1,746,479
Total	6,149,509		2.06	(4)	1,746,479

The weighted-average exercise price in column (b) is calculated based on outstanding stock options. It does not take into account shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.

1.
After December 31, 2021, no awards were made under the 2012 Stock Plan. Consists of stock options to purchase shares of our Class B common stock.
2.
We have reserved 6,056,291 shares of Class B common stock for issuance under our 2021 Stock Plan, which includes an increase of 1,294,725 shares to the authorized number of shares available under the plan, which occurred on January 1, 2023.
3.
Consists of stock options to purchase 3,690,062 shares of Class B common stock and restricted stock units representing the right to purchase 619,750 shares of our Class B common stock.
4.
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

Accounting Fees and Services

During fiscal years 2022 and 2023, Moss Adams and RSM provided professional services in the following categories and amounts:

Fee Category	2022		2023
	Moss Adams ($)	RSM ($)	RSM ($)
Audit Fees (1)	159,995	204,750	328,790
Audit-Related Fees (2)	49,875	-	-
Tax Fees (3)	-	-	-
Total All Fees	209,870	204,750	328,790

(1)
Audit Fees consist of professional services rendered for the audit of Marchex’s fiscal year consolidated financial statements, interim review of the condensed consolidated financial statements included in the quarterly reports, and consent and review of registration statements.
(2)
Audit-Related Fees consist of professional services rendered for assurance and related services.
(3)
Tax fees consist of fees for professional services for tax return preparation and consultation on matters related to state and local tax considerations and tax credits.

The Audit Committee considered whether the provision of non-audit services was compatible with maintaining the independence of Moss Adams at the time provided and the Audit Committee concluded that it was.

The Audit Committee pre-approved 100% of the 2022 and the 2023 services and fees above pursuant to the pre-approval policy described below.

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

1.
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

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on April 29, 2024.

MARCHEX, INC.

By:	/S/ Holly A. Aglio
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)