Form 10-Q
period 2024-03-31
MARCHEX INC
filed 2024-05-14
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, the registrant had 4,660,927 shares of Class A common stock outstanding. The number of shares of Registrant’s Class B common stock outstanding as of May 7, 2024 was 39,017,668..

MARCHEX, INC.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31,	March 31,
	2023	2024
Assets
Current assets:
Cash and cash equivalents	$14,607	$12,032
Accounts receivable, net	7,394	8,145
Prepaid expenses and other current assets	1,805	2,298
Total current assets	23,806	22,475
Property and equipment, net	2,398	2,093
Other assets, net	1,482	1,489
Right-of-use lease asset	1,631	1,515
Goodwill	17,558	17,558
Intangible assets from acquisitions, net	602	452
Total assets	$47,477	$45,582
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,533	$1,455
Accrued benefits and payroll	3,294	1,566
Other accrued expenses and current liabilities	3,217	3,608
Deferred revenue and deposits	1,214	1,916
Lease liability current	462	472
Total current liabilities	9,720	9,017
Deferred tax liabilities	249	276
Finance lease, non-current	421	340
Lease liability, non-current	1,217	1,096
Total liabilities	$11,607	$10,729
Commitments and contingencies - See Note 10
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 137,500 shares
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at December 31, 2023 and March 31, 2024	49	49
Class B: 125,000 shares authorized; 38,661 shares issued and outstanding at December 31, 2023 including 720 shares of restricted stock; and 39,017 shares issued and outstanding at March 31, 2024, including 615 shares of restricted stock	386	389
Additional paid-in capital	356,666	357,096
Accumulated deficit	(321,231)	(322,681)
Total stockholders’ equity	35,870	34,853
Total liabilities and stockholders’ equity	$47,477	$45,582

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2024
Revenue	$12,216	$11,573
Expenses:
Service costs (1)(3)	5,424	4,414
Sales and marketing (1)(3)	3,970	2,787
Product development (3)	4,164	3,245
General and administrative (1)(3)	2,617	2,289
Amortization of intangible assets from acquisitions (2)	531	151
Acquisition and disposition related benefits	13	—
Total operating expenses	16,719	12,886
Loss from operations	(4,503)	(1,313)
Interest income (expense) and other, net	57	(78)
Loss before provision for income taxes	(4,446)	(1,391)
Income tax expense	(30)	(59)
Net loss applicable to common stockholders	$(4,476)	$(1,450)
Basic and diluted net loss per Class A and B share applicable to common stockholders	$(0.11)	$(0.03)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	4,661	4,661
Class B	37,835	38,393
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	4,661	4,661
Class B	42,496	43,054
(1) Excludes amortization of intangibles from acquisitions
(2) Components of amortization of intangibles from acquisitions:
Service costs	117	117
Sales and marketing	414	34
Total	$531	$151
(3) Components of related party support services fee recovery
Service costs	380	31
Sales and marketing	50	—
Product development	67	—
General and administrative	54	33
Total	$551	$64

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2022	4,661	$49	38,497	$385	—	—	$354,999	$(311,321)	$44,112
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	282	3	—	—	9	—	12
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	(105)	(1)	—	—	—	—	(1)
Issuance of Class B common stock in connection with prior deferred issuance from acquisition	—	—	—	—	—	—	799	—	799
Net loss	—	—	—	—	—	—	—	(4,476)	(4,476)
Balance at March 31, 2023	4,661	$49	38,674	$387	—	—	$355,807	$(315,797)	$40,446

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2023	4,661	$49	38,661	$386	—	—	$356,666	$(321,231)	$35,870
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	433	—	433
Issuance of Class B common stock in connection with prior deferred issuance from acquisition	—	—	356	3	—	—	(3)	—	—
Net loss	—	—	—	—	—	—	—	(1,450)	(1,450)
Balance at March 31, 2024	4,661	$49	39,017	$389	$-	$-	$357,096	$(322,681)	$34,853

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	March 31,
	2023	2024
Cash flows from operating activities:
Net loss applicable to common stockholders	$(4,476)	$(1,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	889	474
Allowance for credit losses	93	25
Deferred income taxes	—	28
Stock-based compensation	799	433
Change in certain assets and liabilities:
Accounts receivable, net	255	(776)
Prepaid expenses, other current assets, and other assets	(42)	(368)
Accounts payable	(1,196)	(77)
Accrued expenses and other current liabilities	(995)	(1,469)
Deferred revenue and deposits	292	702
Net cash used in operating activities	(4,381)	(2,478)
Cash flows from investing activities:
Purchases of property and equipment	(392)	(4)
Net cash used in investing activities	(392)	(4)
Cash flows from financing activities:
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	9	—
Cash paid for finance lease	—	(93)
Net cash provided by (used in) financing activities	9	(93)
Net decrease in cash and cash equivalents	(4,764)	(2,575)
Cash and cash equivalents at beginning of period	20,474	14,607
Cash and cash equivalents at end of period	$15,710	$12,032
Supplemental disclosure of cash flow information:
Cash paid for operating leases (operating activities)	$1,184	$138
Financing Lease	$451

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1: Description of Business and Basis of Presentation

Description of Business

Marchex, Inc. ("Marchex" or the “Company”) harnesses the power of AI and omnichannel conversational intelligence to provide actionable insights aligned with prescriptive vertical market data analytics, driving operational excellence and revenue acceleration. Marchex enables executive, sales, and marketing teams to optimize customer journey experiences across communications channels. Through our prescriptive analytics solutions, we enable the alignment of enterprise strategy, empowering businesses to increase revenue through informed decision-making and strategic execution. Marchex provides conversational intelligence AI-powered solutions for market-leading companies in leading B2B2C vertical markets, including several of the world’s most innovative and successful brands.

Marchex was incorporated in the state of Delaware on January 17, 2003.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rule and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The preparation of our Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company has used estimates related to several financial statement amounts, including revenues, allowance for credit losses, useful lives for property and equipment and intangible assets, valuation of intangible assets, the fair value of stock option awards, the impairment of goodwill, and the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

Recent Accounting Pronouncements Not Yet Effective

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. In addition, the amendments clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of this ASU on its Condensed Consolidated Financial Statements disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 may be applied on a prospective basis and is effective for annual periods beginning after December 15, 2024, thus it will be effective for our annual reporting period ending December 31, 2025, with early adoption permitted. While we are still evaluating the specific impacts of adoption, we anticipate this guidance may have an impact on our annual income tax disclosures but not on our annual Consolidated Financial Statements.

Note 2: Revenue Recognition

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

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. The Company establishes an allowance for credit losses, which is included in Accounts receivable, net in the Company's Condensed Consolidated Balance Sheets, using its best estimate of the amount of expected credit losses in our accounts receivable, to include expected future reductions in customers’ payment obligations related to delivered services. We determine our allowance for credit losses based on analysis of historical bad debts and invoice credits, expected revenue adjustments, customer concentrations, customer creditworthiness, and current economic trends. The balance associated with the allowance for credit losses in the Company’s Condensed Consolidated Balance Sheets was $232.0 thousand and $256.0 thousand as of December 31, 2023 and March 31, 2024, respectively. The revenue recognized but not yet invoiced (unbilled AR) in the Company's Condensed Consolidated Balance Sheets was $1.5 million as of December 31, 2023 and March 31, 2024. Customer payments received in advance of revenue recognition are considered contract liabilities and are recorded as deferred revenue. The deferred revenue balance in the Company’s Condensed Consolidated Balance Sheets as of December 31, 2023 and March 31, 2024, was $1.2 million and $1.9 million, respectively. During the three months ended March 31, 2023 and 2024 revenue recognized that was included in contract liabilities at the beginning of the period was $0.5 thousand and $0.4 thousand, respectively.

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

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in other assets, net in the Company's Condensed Consolidated Balance Sheets. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of December 31, 2023 and March 31, 2024, the Company had $0.3 million and $0.4 million of net deferred contract costs, respectively, and the accumulated amortization associated with these costs was $1.6 million both for the year ended December 31, 2023 and for the three months ended March 31, 2024.

Note 3: Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the three months ended March 31, 2023 and 2024, the Company operated in a single segment comprised of its conversational analytics and related solutions.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of December 31, 2023 and March 31, 2024, no significant long-lived assets were held by entities outside of the United States.

Revenues from customers by geographical areas are tracked on the basis of the location of the customer. The majority of the Company’s revenue and accounts receivable are derived from domestic sales to customers.

Revenues by geographic region are as follows:

	Three Months Ended March 31,
(In Percentages)	2023	2024
United States	99%	99%
Canada and other countries	1%	1%
Total	100%	100%

Note 4: Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

The Company has one customer that represents more than 10% of consolidated revenue. The table below sets forth the percentage of the Company's consolidated revenue that was attributed to this customer for the three month periods presented below:

	Three Months Ended
(In Percentages)	2023	2024
Customer A	11%	12%

The Company has one customer that represents more than 10% of consolidated accounts receivable. The table below sets forth the percentage of the Company's outstanding receivable balance that was attributed to this customer as of the periods presented below:

	December 31,	March 31,
(In Percentages)	2023	2024
Customer A	21%	18%

Note 5: Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2023 and March 31, 2024: cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

The following table provides information about the fair value of our cash and cash equivalents balance:

	December 31,	March 31,
(In Thousands)	2023	2024
Level 1 Assets:
Cash	$9,510	$6,921
Money market funds	5,097	5,111
Total cash and cash equivalents	$14,607	$12,032

Note 6: Stockholders' Equity

Common Stock

In November 2014, the Company’s board of directors authorized a new share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. The Company made no repurchases under the 2014 Repurchase Program during the three months ended March 31, 2023 and 2024. Shares repurchased but not yet retired by the Company are classified as treasury stock on the Condensed Consolidated Balance Sheets before retirement. Retirement of treasury stock results in reductions to common stock and additional paid-in capital.

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

Stock-based compensation expense was included in the following operating expense categories as follows:

	Three Months Ended March 31,
(In Thousands)	2023	2024
Service costs	$45	$3
Sales and marketing	263	88
Product development	86	8
General and administrative	405	334
Total stock-based compensation	$799	$433

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the three months ended March 31, 2023 and 2024, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, and vesting schedules. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments, which we consider to be zero.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

Three Months Ended March 31,
	2023	2024
Expected life (in years)	4.00 - 6.25	4.00 - 6.25
Risk-free interest rate	3.58% - 3.71%	4.21% - 4.31%
Expected volatility	53% -64%	57% - 64%

Stock option activity during the three months ended March 31, 2024 is summarized as follows:

	Options (in thousands)	Weighted average exercise price of options	Weighted average remaining contractual term (in years)
Balance at December 31, 2023	5,395	$2.21	7.39
Options granted	72	$1.34
Options forfeited	(82)	$1.74
Options expired	(22)	$2.62
Options exercised	—
Balance at March 31, 2024	5,363	$2.20	7.16

Restricted stock awards and restricted stock unit activity during the three months ended March 31, 2024 is summarized as follows:

	Shares/ Units (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	782	$1.94
Granted	—	—
Vested	(104)	2.17
Forfeited	(15)	1.46
Unvested at March 31, 2024	663	1.97

Note 7: Net Income (Loss) Per Share

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

The following table presents the computation of basic net loss per share applicable to common stockholders for the periods ended:

	Three Months Ended March 31,
	2023		2024
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(491)	$(3,985)	$(157)	$(1,293)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	37,835	4,661	38,393
Basic net loss per share applicable to common stockholders	$(0.11)	$(0.11)	$(0.03)	$(0.03)

The following table presents the computation of diluted net loss per share applicable to common stockholders for the periods ended:

	Three Months Ended March 31,
	2023		2024
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(491)	$(3,985)	$(157)	$(1,293)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(491)	—	(157)
Diluted net loss applicable to common stockholders:	$(491)	$(4,476)	$(157)	$(1,450)

Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	37,835	4,661	38,393
Conversion of Class A to Class B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding used to calculate diluted net loss per share	4,661	42,496	4,661	43,054
Diluted net loss per share applicable to common stockholders	$(0.11)	$(0.11)	$(0.03)	$(0.03)

For the three months ended March 31, 2023 and 2024, the computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•
As of March 31, 2023 and 2024, outstanding options to acquire 4,493 and 5,363 shares, respectively of Class B common stock.
•
As of March 31, 2023 and 2024, 1,218 and 616 shares of unvested Class B restricted common shares, respectively.
•
As of March 31, 2023 and 2024, 504 and 48 restricted stock units, respectively.

Note 8: Supplemental Financial Statement Information

Property and Equipment

Property and equipment consisted of the following:

	December 31,	March 31,
(In Thousands)	2023	2024
Computer and other related equipment	$1,012	$1,014
Purchased and internally developed software	2,699	2,699
Furniture and fixtures	260	262
Construction in progress	25	25
	$3,996	$4,000
Less: accumulated depreciation and amortization	(1,598)	(1,907)
Property and equipment, net	$2,398	$2,093

Depreciation and amortization expense related to property and equipment was approximately $339.0 thousand and $308.5 thousand for the three months ended March 31, 2023 and 2024, respectively.

Note 9: Leases

The Company has operating leases for its corporate office headquarters in Seattle, Washington, and for office space in Wichita, Kansas. The Company recognizes its operating lease agreements in accordance with ASC 842 and recognizes rent expense on a straight-line basis over the lease term with any lease incentives amortized as a reduction of rent expense over the lease term.

Lease cost recognized in the Company’s Condensed Consolidated Statements of Operations and other information is summarized as follows:

	Three Months Ended March 31,
(In Thousands)	2023	2024
Operating lease cost	$487	$207
Finance lease cost
Amortization of right-of-use assets	$13	$66
Interest on lease liabilities	$5	$22
Short-term operating lease cost	95	—
Total operating lease cost	600	295
Other information:
Weighted-average remaining lease term - operating leases	2.7	3.4
Weighted-average remaining lease term - finance leases	2.5	1.7
Weighted-average discount rate - operating leases (1)	4.0%	6.8%
Weighted-average discount rate - finance leases	13.2%	14.1%

(1) The discount rate used to compute the present value of total lease liabilities as of March 31, 2024 was based on the Company's estimated incremental borrowing rate of similar secured borrowings available to the Company as of the commencement date of lease.

Assets under finance leases, which primarily represent computer equipment, are included in Other assets, net, with the related liabilities included in Lease liability current, and Finance lease, noncurrent on the Company's Condensed Consolidated Balance Sheets.

As of March 31, 2024, the Company’s operating and finance lease liabilities were as follows (in thousands):

(In Thousands)	Operating Leases	Finance Leases
Gross future lease payments	$1,767	$687
Less: imputed interest	(199)	(73)
Present value of total lease liabilities	1,568	614
Less: current portion of lease liabilities	(472)	(274)
Total long-term lease liabilities	$1,096	$340

We have entered into a rental agreement for utilization of our financed server equipment. We retain our primary obligation under the original financing terms.

Note 10: Commitments, Contingencies, and Taxes

Commitments

The Company has commitments for future payments primarily related to office facilities leases, as well as other contractual obligations primarily related to minimum payments due to outside service providers. Future minimum payments are approximately as follows:

(In Thousands)	Facilities operating leases (1)	Other contractual obligations (2)	Total
2024	424	3,959	4,383
2025	566	6,637	7,203
2026	397	3,796	4,193
2027	311	1,111	1,422
2028	—	—	—
2029 and thereafter	—	—	—
Total minimum payments	$1,698	$15,503	$17,201

(1) For additional information regarding the Company's facilities operating leases, see Note 9, Leases of the Notes to the Condensed Consolidated Financial Statements.

(2) Amounts include commitments under two contracts entered into after March 31, 2024.

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

In certain agreements, the Company has agreed to indemnification provisions of varying scope and terms with customers, vendors and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements or representations and warranties made by the Company, services to be provided by the Company and intellectual property infringement claims made by third parties. As a result of these provisions, the Company may from time to time provide certain levels of financial support to contract parties to seek to minimize the impact of any associated litigation in which they may be involved. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions and no liabilities therefore have been recorded in the accompanying Condensed Consolidated Financial Statements. However, the maximum potential amount of the future payments the Company could be required to make under these indemnification provisions could be material.

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

Taxes

The Company regularly reviews deferred tax assets to assess whether it is more likely than not that its deferred tax assets will be realized and, if necessary, establishes a valuation allowance for portions of such assets to reduce the carrying value. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to customer usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, with the exception of certain insignificant foreign deferred tax assets, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized and, accordingly, recorded 100% valuation allowance against these deferred tax assets as of December 31, 2023 and March 31, 2024.

From time to time, various state, federal and other jurisdictional tax authorities undertake audits of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for uncertain positions. Resolution of uncertain tax positions will impact the Company’s effective tax rate when settled. The Company does not have any significant interest or penalty accruals. The provision for income taxes includes the impact of contingency provisions and changes to contingencies that are considered appropriate. The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2013 are within the statute of limitations and are subject to review and adjustment by the Internal Revenue Service.

Note 11: Identifiable Intangible Assets from Acquisitions

Identifiable intangible assets from acquisitions consisted of the following:

	As of December 31, 2023
(In Thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(9,588)	$(3,430)	$—
Technologies	9,369	(7,839)	(1,062)	468
Non-compete agreements	3,409	(2,929)	(346)	134
Trade names	734	(613)	(121)	—
Total identifiable intangible assets from acquisitions	$26,530	$(20,969)	$(4,959)	$602

	As of March 31, 2024
(In Thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(9,588)	$(3,430)	$—
Technologies	9,369	(7,956)	(1,062)	351
Non-compete agreements	3,409	(2,962)	(346)	101
Trade names	734	(613)	(121)	—
Total identifiable intangible assets from acquisitions	$26,530	$(21,119)	$(4,959)	$452

Intangible assets from acquisitions represent customer relationships, acquired technology, non-competition agreements, and trade names. These assets are determined to have definite lives and are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. The amortization periods range from one year to 5 years. Based upon the amount of acquired identifiable intangible assets subject to amortization as of December 31, 2023, the estimated amortization expense for the year ending 2024 is $602.1 thousand.

Note 12: Support Services Fee

In October 2020, the Company sold certain assets related to its Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics. The purchaser was a related party controlled by a shareholder and officers of the Company. In connection with the closing, the Company also entered into an administrative support services agreement with the related party purchaser pursuant to which the Company was to provide services to the related party purchaser for a support services fee. Support services fees related to this arrangement totaled $551.0 thousand and $64 thousand for the three months ended March 31, 2023 and 2024, respectively, and are included in the Company’s Condensed Consolidated Statements of Operations, net of the related expenses, within Service costs, Sales and marketing, Product development, and General and administrative. As of December 31, 2023 and March 31, 2024, the net amount due from the purchaser of $361.0 thousand and $249.0 thousand, respectively, is included in the Company’s Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions, dispositions, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements we make. There are a number of important factors that could cause the actual results of Marchex to differ materially from those indicated by such forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

We were incorporated in Delaware on January 17, 2003.

We have offices in Seattle, Washington; and Wichita, Kansas.

Recent Developments

New Customer Traction and Existing Customer Expansion

Marchex recently entered into a new relationship with one of the US Auto industry's largest Auto OEM channel partners. The company also signed a large Home Services customer to an expanded multi-year agreement. The company continues to make progress expanding its pipeline of opportunities across multiple verticals.

Product Innovation

Marchex recently announced that it has launched its Sentiment Suite offering across multiple application programming interfaces (APIs) following completion of an extensive early adopter program with Fortune 500 companies and other organizations. A key enhancement of Marchex’s conversation intelligence platform, Sentiment Suite combines structured and unstructured data to provide a comprehensive view and categorization of customer emotions during conversations with businesses.

Business Update

Our revenue decreased $0.6 million, or 5% from $12.2 million for the three months ended March 31, 2023 to $11.6 million for the three months ended March 31, 2024. The decrease is attributable primarily to certain non-recurring non-core analytics revenue in the first quarter of 2023, as well as lower conversational volumes in the 2024 period compared to the 2023 period, primarily with our small business listing and solutions resellers who face customer churn and consumer-related macroeconomic factors. Despite the headwinds in certain customer segments and with volume levels to start 2024, we continue to make progress and grow our dealer channel, signing new Auto OEM customers to multi-year agreements and also expanding various key Home Services relationships. This trend, along with expansion of our vertical go-to-market initiatives which is expected to result in new customer relationships across our verticals, continued innovation in our AI capabilities and product offerings, and completion of the necessary infrastructure to accelerate product cross selling to existing and new customers, may provide an opportunity for potential revenue growth.

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

For additional information on the effects of our technology environment restructuring efforts on our business and operations, refer to “Results of Operations” within this discussion and analysis below.

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

Service Costs

Our service costs represent the cost of providing our services to our customers. These costs primarily consist of telecommunication costs, including the use of phone numbers relating to our services; colocation service charges of our network equipment and related network operations costs; bandwidth and software license fees; conversational data processing costs; and payroll and related expenses of personnel, including stock based compensation.

Sales and Marketing

Sales and marketing expenses consist primarily of payroll and related expenses for personnel engaged in marketing and sales functions; advertising and promotional expenditures including online and outside marketing activities; cost of systems used to sell to and serve customers; and stock-based compensation of related personnel.

Product Development

Product development costs consist primarily of expenses incurred in the research and development, and creation and enhancement, of our products and services. These costs primarily consist of payroll and related expenses for personnel; costs of computer hardware and software; costs incurred in developing features and functionality of the services we offer; and stock-based compensation of related personnel.

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

Results of Operations

The following table presents revenue and certain of our operating results as a percentage of revenue:

	Three Months Ended March 31,		Three Months Ended March 31,
(In Thousands, Except Percentages)	2023	% of revenue	2024	% of revenue
Revenue	$12,216	100%	$11,573	100%
Expenses:
Service costs	$5,424	44%	$4,414	38%
Sales and marketing	3,970	32%	2,787	24%
Product development	4,164	34%	3,245	28%
General and administrative	2,617	21%	2,289	20%
Amortization of intangible assets from acquisitions	531	4%	151	1%
Acquisition and disposition related costs	13	0%	—	0%
Total operating expenses	16,719	137%	12,886	111%

Stock-based compensation expense was included in the following operating expense categories as follows (in thousands):

	Three Months Ended March 31,
(In Thousands)	2023	2024
Service costs	$45	$3
Sales and marketing	263	88
Product development	86	8
General and administrative	405	334
Total stock-based compensation	$799	$433

See Note 6. Stockholders' Equity of the Notes to Condensed Consolidated Financial Statements, as well as our Critical Accounting Policies for additional information about stock-based compensation.

Revenue

Revenue decreased $0.6 million, or 5%, from $12.2 million for the three months ended March 31, 2023 to $11.6 million for the three months ended March 31, 2024. The three months ended March 31, 2024 was impacted from certain non-recurring non-core analytics revenue in the first quarter of 2023, as well as lower call volumes in the 2023 period as compared to the 2024 period. The lower volumes primarily came from several of our small business listing and solution providers that mostly sell marketing services to local businesses. For additional information on our Revenue results, refer to “Recent Developments - Business Update” within this discussion and analysis above.

Expenses

Service Costs. Service costs decreased $1.0 million, or 19%, from $5.4 million for the three months ended March 31, 2023, to $4.4 million for the three months ended March 31, 2024. As a percentage of revenue, service costs were 44% and 38% for the three months ended March 31, 2023 and 2024, respectively. The change from the prior year was primarily due to $0.5 million lower conversational data processing and telecommunication costs due to a combination of lower conversational volumes, benefits from leveraging AI technology, and efficient vendor cost management. In addition, personnel costs were $0.4 million lower as we reorganized and realigned our technology teams.

We expect in the near term that service costs in absolute dollars will be similar to or modestly higher in relation to the most recent quarter. In the intermediate to longer term, we believe that the successful completion of the OneStack initiative (refer to “Recent Developments - Business Update” within this discussion and analysis above) and acceleration of our vertical market growth strategy may provide an opportunity for potential gross margin improvement. Further, there may be a positive impact on service costs as a percentage of revenue in the event we generate contribution from new launches of analytics products and sales engagement solutions.

Sales and Marketing. Sales and marketing expenses decreased $1.2 million, or 30%, from $4.0 million for the three months ended March 31, 2023 to $2.8 million for the three months ended March 31, 2024. As a percentage of revenue, sales and marketing expenses were 33% and 24% for the three months ended March 31, 2023 and 2024, respectively. The change from the prior year was primarily attributable to $0.7 million in lower personnel costs and $0.3 million in lower costs from contractors engaged in marketing and sales functions, as we realigned and focused our go-to-market initiatives. In addition, stock-based compensation was $0.2 million lower.

We expect some volatility in sales and marketing expenses based on the timing of marketing and customer engagement initiatives, but in the near term, we expect these costs to be similar to or modestly higher than the most recent quarter or increase modestly as revenues increase. We also expect, to the extent that we increase our marketing activities, this could correspondingly also cause an increase in sales and marketing expenses as a percentage of revenue. In the intermediate to longer term, we expect to increase marketing activities and personnel supporting our sales and marketing and related growth initiatives.

Product Development. Product development expenses decreased $0.9 million, or 22% from $4.2 million for the three months ended March 31, 2023 to $3.2 million for the three months ended March 31, 2024. As a percentage of revenue, product development expenses were 34% and 28% for the three months ended March 31, 2023 and 2024, respectively. The change from the prior year was primarily attributable to $0.6 million in lower personnel costs, as we reorganized and realigned our research and development teams. In addition, allocated facility rent was $0.2 million lower due to the reduction in our corporate headquarters office space lease in Seattle, Washington during the first quarter of 2023, and stock-based compensation was $0.1 million lower.

In the near term, we expect that product development expenses, in absolute dollars and as a percentage of revenue, will be similar to or modestly higher than the most recent quarter, as we continue to invest in our products and in building AI to expand our conversational intelligence capabilities. In the longer term, we expect to increase investment in AI technology to enhance our service offerings.

General and Administrative. General and administrative expenses decreased $0.3 million, or 13% from $2.6 million for the three months ended March 31, 2023 to $2.3 million for the three months ended March 31, 2024. As a percentage of revenue, general and administrative expenses were 21% and 20% for the three months ended March 31, 2023 and 2024, respectively. The change from the prior year was primarily attributable to a $0.3 million non-recurring payment made to terminate a software agreement in the first quarter of 2023.

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

In the near term, we expect our general and administrative expenses to be similar to or modestly lower than the most recent quarter, as we focus on cost management and enhancing overall operational efficiency. In the intermediate to longer term, to the extent that we undertake internal technology improvement initiatives or expand our operations and issue additional stock-based compensation, general and administrative expenses, in absolute dollars and as a percentage of revenue, could increase.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $0.5 million and $0.2 million for the three months ended March 31, 2023 and 2024, respectively. This expense was associated with amortization of intangible assets acquired from business acquisitions made in 2018 and 2019, and is further categorized as service costs or sales and marketing expense in the Company's Condensed Consolidated Statements of Operations based on the nature of the underlying intangible asset. We expect intangible asset amortization for all remaining quarterly periods in 2024 to remain the same as the most recent quarter, at which point all intangible assets will reach the end of their useful lives and be fully amortized.

Income Tax. Income tax expense for the three months ended March 31, 2023 and 2024 was $30.0 thousand and $59.0 thousand, respectively, consisting primarily of U.S. state income tax expense in both periods. The effective tax rate differed from the expected tax rate of 21% in both years primarily due to a full valuation allowance and, to a lesser extent, state income taxes, foreign branch income and rate differential, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, and other non-deductible amounts.

At March 31, 2024, based on all the available evidence, both positive and negative, we determined that it is more likely than not that our deferred tax assets will not be realized and accordingly, we have recorded a full valuation allowance of $54.8 million against our net deferred tax assets ($55.0 million of deferred tax assets that are partially offset by $0.5 million in reversing deferred tax liabilities). This compares to a full valuation allowance of $54.1 million at December 31, 2023 ($55.0 million of deferred tax assets that are partially offset by $0.4 million in reversing deferred tax liabilities). In assessing the realizability of deferred tax assets, based on all the available evidence, both positive and negative, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as the Company’s history of taxable income or losses in the relevant jurisdictions in making this assessment.

Net Loss. Net loss was $4.5 million for the three months ended March 31, 2023 as compared to a net loss of $1.5 million for the three months ended March 31, 2024. The decrease in net loss was primarily attributable to the $3.8 million decrease in total operating expenses, which was driven by the decrease in sales and marketing expenses and service costs discussed above, partially offset by the $0.6 million decrease in revenue discussed above.

Liquidity and Capital Resources

As of December 31, 2023, and March 31, 2024, we had cash and cash equivalents of $14.6 million and $12.0 million, respectively. As of March 31, 2024, we had current and non-current contractual obligations of $4.4 million, of which $0.4 million is for rent under our facility operating leases.

Cash used in operating activities was $2.5 million during the year ended March 31, 2024. The cash used in operating activities was primarily a result of a net loss of $1.5 million, adjusted for an increase in cash due to non-cash items of $1.0 million, which primarily included depreciation and amortization and stock-based compensation, and a decrease in cash due to changes in working capital of $2.0 million. The change in working capital was driven primarily by a decrease in accrued expenses and other current liabilities as well as an increase in prepaid expenses, other current assets, and other assets. Cash used in operating activities was $4.4 million for the three months ended March 31, 2023. The cash used in operating activities was primarily a result of a net loss of $4.5 million adjusted for an increase in cash due to non-cash items of $1.8 million, which primarily included depreciation and amortization and stock-based compensation, and a decrease in cash due to changes in working capital of $1.7 million, which primarily included a decrease in accounts payable and accrued expenses and other current liabilities, offset by a decrease in accounts receivable account balances.

Cash used in operating activities for the year ended March 31, 2024 included costs related to certain reorganization activities and our OneStack initiative (refer to “Recent Developments - Business Update” within this discussion and analysis above) . We believe that those initiatives should benefit us through lower operating expenses in the near and intermediate term. To the extent we are unable to effectively execute these operational initiatives or our revenue growth initiatives, our revenues could be lower, and our costs could be consistent with or higher, than current levels, which would have an adverse impact on our future operating cash flows, liquidity, and profitability.

Cash used in investing activities for the three months ended March 31, 2023 and March 31, 2024, was $392.0 thousand and $4.0 thousand, respectively, and was primarily attributable to cash paid for purchases of property and equipment for our technology infrastructure platform in both years, as well as capitalized software development costs in 2023.

In the near term, we expect property and equipment purchases and capitalized software development costs to be similar to or modestly higher compared to our most recent period, as we invest in equipment for our personnel and other systems enhancements. In the intermediate to longer term, we expect our capitalized expenditures to increase, as we continue our OneStack infrastructure initiatives and accelerate product innovation with more AI-powered features and capabilities launched throughout the year. Further, in the longer term, we expect any increase in our operations to have a corresponding increase in capital expenditures required to support our systems and personnel.

Cash used in financing activities for the three months ended March 31, 2024 was $93.0 thousand, which was attributable to payments made related to equipment financing lease obligations. Cash provided by financing activities for the three months ended March 31, 2023 was $9.0 thousand, which was primarily attributable to proceeds from the employee stock purchase program.

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

Critical Accounting Policies

Our Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources.

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024 , as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, filed with the SEC on April 1, 2024.

Recent Accounting Pronouncements Not Yet Effective

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10: Commitments, Contingencies and Taxes of the Notes to our Condensed Consolidated Financial Statements contained in the Quarterly Report on Form 10-Q.

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

We had an accumulated deficit of $322.7 million as of March 31, 2024. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

We received approximately 34% of our revenue from our five largest customers for the three months ended March 31, 2024, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 34% of our total revenues for the three months ended March 31, 2024. In particular, our customers in the automotive and related services sectors account for a significant portion of our revenue.

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

If we are a party to material litigation and if the defenses we claim are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could have a material adverse effect on our business and Condensed Consolidated Financial Statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2014, we established a 2014 share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the three months ended March 31, 2024, we did not have any share repurchases under this program and 1,319,128 of Class B common shares remain available for purchase under the plan.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the quarterly period ended March 31, 2024, no directors or officers of the Company, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

MARCHEX, INC.

Date: May 14, 2024	By:	/s/ Holly A. Aglio
	Name:	Holly A. Aglio
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)