Form 10-Q
period 2024-06-30
MARCHEX INC
filed 2024-08-13
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, the registrant had 4,660,927 shares of Class A common stock outstanding. The number of shares of Registrant’s Class B common stock outstanding as of August 6, 2024 was 39,021,418.

MARCHEX, INC.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

		(unaudited)
	December 31,	June 30,
	2023	2024
Assets
Current assets:
Cash and cash equivalents	$14,607	$11,977
Accounts receivable, net	7,394	7,636
Prepaid expenses and other current assets	1,805	2,874
Total current assets	23,806	22,487
Property and equipment, net	2,398	1,861
Other assets, net	1,482	1,900
Right-of-use lease asset	1,631	1,397
Goodwill	17,558	17,558
Intangible assets from acquisitions, net	602	301
Total assets	$47,477	$45,504
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,533	$1,921
Accrued benefits and payroll	3,294	2,138
Other accrued expenses and current liabilities	3,217	3,454
Deferred revenue and deposits	1,214	1,470
Lease liability current	462	486
Total current liabilities	9,720	9,469
Deferred tax liabilities	249	278
Finance lease, non-current	421	256
Lease liability, non-current	1,217	967
Total liabilities	$11,607	$10,970
Commitments and contingencies - See Note 10
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 137,500 shares
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at December 31, 2023 and June 30, 2024	49	49
Class B: 125,000 shares authorized; 38,661 shares issued and outstanding at December 31, 2023 including 720 shares of restricted stock; and 39,021 shares issued and outstanding at June 30, 2024, including 615 shares of restricted stock	386	389
Additional paid-in capital	356,666	357,533
Accumulated deficit	(321,231)	(323,437)
Total stockholders’ equity	35,870	34,534
Total liabilities and stockholders’ equity	$47,477	$45,504

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2024	2023	2024
Revenue	$24,738	$23,646	$12,522	$12,074
Expenses:
Service costs (1)(3)	10,842	8,566	5,418	4,152
Sales and marketing (1)(3)	6,601	5,529	2,631	2,742
Product development (3)	8,260	6,468	4,096	3,223
General and administrative (3)	5,163	4,817	2,546	2,528
Amortization of intangible assets from acquisitions (2)	1,062	301	531	151
Acquisition and disposition related costs (benefits)	12	—	(1)	—
Total operating expenses	31,940	25,681	15,221	12,796
Loss from operations	(7,202)	(2,035)	(2,699)	(722)
Interest income (expense) and other, net	26	(109)	(31)	(31)
Loss before provision for income taxes	(7,176)	(2,144)	(2,730)	(753)
Income tax expense	44	62	14	3
Net loss applicable to common stockholders	$(7,220)	$(2,206)	$(2,744)	$(756)
Basic and diluted net loss per Class A and B share applicable to common stockholders	$(0.17)	$(0.05)	$(0.06)	$(0.02)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	4,661	4,661	4,661	4,661
Class B	37,837	38,398	37,840	38,403
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	4,661	4,661	4,661	4,661
Class B	42,498	43,059	42,501	43,064
(1) Excludes amortization of intangibles from acquisitions
(2) Components of amortization of intangibles from acquisitions:
Service costs	234	234	117	117
Sales and marketing	828	67	414	34
Total	$1,062	$301	$531	$151
(3) Components of related party support services fee recovery
Service costs	739	72	359	41
Sales and marketing	87	—	37	—
Product development	125	—	58	—
General and administrative	100	60	46	27
Total	$1,051	$132	$500	$68

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2022	4,661	$49	38,497	$385	—	—	$354,999	$(311,321)	$44,112
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	282	3	—	—	9	—	12
Retirements of treasury stock	—	—	(105)	(1)	—	—	—	—	(1)
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	799	—	799
Net loss	—	—	—	—	—	—	—	(4,476)	(4,476)
Balance at March 31, 2023	4,661	$49	38,674	$387	—	—	$355,807	$(315,797)	$40,446
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	22	—	—	—	7	—	7
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	701	—	701
Net loss	—	—	—	—	—	—	—	(2,744)	(2,744)
Balance at June 30, 2023	4,661	$49	38,696	$387	—	$—	$356,515	$(318,541)	$38,410

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2023	4,661	$49	38,661	$386	—	—	$356,666	$(321,231)	$35,870
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	433	—	433
Issuance of Class B common stock in connection with prior deferred issuance from acquisition	—	—	356	3	—	—	(3)	—	—
Net loss	—	—	—	—	—	—	—	(1,450)	(1,450)
Balance at March 31, 2024	4,661	$49	39,017	$389	—	—	$357,096	$(322,681)	$34,853
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	437	—	437
Issuance of common stock upon vesting of restricted stock	—	—	4	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(756)	(756)
Balance at June 30, 2024	4,661	$49	39,021	$389	—	$—	$357,533	$(323,437)	$34,534

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	June 30,
	2023	2024
Cash flows from operating activities:
Net loss applicable to common stockholders	$(7,220)	$(2,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,842	1,145
Allowance for credit losses	155	(74)
Deferred income taxes	24	(9)
Stock-based compensation	1,500	870
Change in certain assets and liabilities:
Accounts receivable, net	516	(168)
Prepaid expenses, other current assets, and other assets	(364)	(1,441)
Accounts payable	(1,123)	389
Accrued expenses and other current liabilities	(1,159)	(1,123)
Deferred revenue and deposits	58	256
Net cash used in operating activities	(5,771)	(2,361)
Cash flows from investing activities:
Purchases of property and equipment	(522)	(81)
Net cash used in investing activities	(522)	(81)
Cash flows from financing activities:
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	17	—
Repayments under finance lease liabilities and related obligations	(76)	(188)
Net cash used in financing activities	(59)	(188)
Net decrease in cash and cash equivalents	(6,352)	(2,630)
Cash and cash equivalents at beginning of period	20,474	14,607
Cash and cash equivalents at end of period	$14,122	$11,977
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$61	$65
Cash paid for interest	$47	$65

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1: Description of Business and Basis of Presentation

Description of Business

Marchex, Inc. ("Marchex" or the “Company”) harnesses the power of AI and conversational intelligence to provide actionable insights aligned with prescriptive vertical market data analytics, driving operational excellence and revenue acceleration. Marchex enables executive, sales, and marketing teams to optimize customer journey experiences across communications channels. Through our prescriptive analytics solutions, we enable the alignment of enterprise strategy, empowering businesses to increase revenue through informed decision-making and strategic execution. Marchex provides conversational intelligence AI-powered solutions for market-leading companies in leading B2B2C vertical markets, including several of the world’s most innovative and successful brands.

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

The preparation of our Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company has used estimates related to several financial statement amounts, including revenues, the allowance for credit losses, useful lives for property and equipment and intangible assets, valuation of intangible assets, the fair value of stock option awards, the impairment of goodwill, and the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

Recent Accounting Pronouncements Not Yet Effective

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. In addition, the amendments clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, thus it will be effective for our annual reporting period ending December 31, 2024, and for quarterly periods thereafter, with early adoption permitted. The Company is currently assessing the impact of this ASU on its disclosures within the Condensed Consolidated Financial Statements.

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

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. The Company establishes an allowance for credit losses, which is included in Accounts receivable, net in the Condensed Consolidated Balance Sheets, using its best estimate of the amount of expected credit losses in our accounts receivable, to include expected future reductions in customers’ payment obligations related to delivered services. We determine our allowance for credit losses based on analysis of historical bad debts and invoice credits, expected revenue adjustments, customer concentrations, customer creditworthiness, and current economic trends. The balance associated with the allowance for credit losses in the Condensed Consolidated Balance Sheets was $0.2 million as of both December 31, 2023 and June 30, 2024. The revenue recognized but not yet invoiced (unbilled AR) in the Condensed Consolidated Balance Sheets was $1.5 million and $1.6 million as of December 31, 2023 and June 30, 2024, respectively. Customer payments received in advance of revenue recognition are considered contract liabilities and are recorded as deferred revenue. The deferred revenue balance in the Condensed Consolidated Balance Sheets as of December 31, 2023 and June 30, 2024, was $1.2 million and $1.5 million, respectively. During the six months ended June 30, 2023 and 2024 revenue recognized that was included in contract liabilities at the beginning of the period was $0.7 million and $0.8 million, respectively. During the three months ended June 30, 2023 and 2024 revenue recognized that was included in contract liabilities at the beginning of the period was $0.1 million and $0.4 million, respectively.

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

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentive compensation including commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. In addition, the deferred contract cost asset is assessed for impairment on a periodic basis. The Company’s contract acquisition costs are included in Other assets, net in the Condensed Consolidated Balance Sheets. The Company is applying the standard’s practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less, which typically results in expensing commissions paid to acquire certain contracts. As of December 31, 2023 and June 30, 2024, the Company had $0.3 million and $0.9 million of net deferred contract costs, respectively, and the accumulated amortization associated with these costs was $1.6 million and $1.9 million at December 31, 2023 and June 30, 2024, respectively.

Note 3: Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the three and six months ended June 30, 2023 and 2024, the Company operated in a single segment comprised of its conversational analytics and related solutions.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of December 31, 2023 and June 30, 2024, no significant long-lived assets were held by entities outside of the United States.

Revenues from customers by geographical areas are tracked on the basis of the location of the customer. The majority of the Company’s revenue and accounts receivable are derived from domestic sales to customers.

Revenues by geographic region are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(In Percentages)	2023	2024	2023	2024
United States	99%	99%	99%	99%
Canada and other countries	1%	1%	1%	1%
Total	100%	100%	100%	100%

Note 4: Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions and are all considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

The Company has one customer that represents more than 10% of consolidated revenue. The table below sets forth the percentage of the Company's consolidated revenue that was attributed to this customer for the periods presented below:

	Six Months Ended June 30,		Three Months Ended June 30,
(In Percentages)	2023	2024	2023	2024
Customer A	11%	11%	11%	10%

The Company has one customer that represents more than 10% of consolidated accounts receivable. The Company also has a significant concentration of credit risk arising from receivables due from a network of independent dealers that is above the 10% threshold. These dealers, while independently operated, sell the same brands and collectively represent a substantial portion of the Company's receivables.The table below sets forth the percentage of the Company's outstanding receivable balance that was attributed to this customer, and attributed to the aggregated balance due from the independent dealer network, as of the periods presented below:

	December 31,	June 30,
(In Percentages)	2023	2024
Concentration type:
Customer A	21%	21%
Independent dealer network A	16%	13%

Note 5: Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2023 and June 30, 2024: cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

The following table provides information about the fair value of our cash and cash equivalents balance:

	December 31,	June 30,
(In Thousands)	2023	2024
Level 1 assets:
Cash	$9,510	$6,852
Money market funds	5,097	5,125
Total cash and cash equivalents	$14,607	$11,977

Note 6: Stockholders' Equity

Common Stock

In November 2014, the Company’s board of directors authorized a new share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. The Company made no repurchases under the 2014 Repurchase Program during the three and six months ended June 30, 2023 and 2024. Shares repurchased but not yet retired by the Company are classified as Treasury stock on the Condensed Consolidated Balance Sheets before retirement. Retirement of treasury stock results in reductions to common stock and additional paid-in capital.

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

Stock-based compensation expense was included in the following operating expense categories for the periods presented below:

	Six Months Ended June 30,		Three Months Ended June 30,
(In Thousands)	2023	2024	2023	2024
Service costs	$—	$6	$(45)	$3
Sales and marketing	491	176	228	88
Product development	133	22	47	14
General and administrative	876	666	471	332
Total stock-based compensation	$1,500	$870	$701	$437

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the three and six months ended June 30, 2023 and 2024, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, and vesting schedules. Expected volatility is based on historical volatility levels of the Company’s Class B common stock. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments, which we consider to be zero.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2024	2023	2024
Expected life (in years)	4.00 - 6.25	4.00 - 6.25	4.00 - 6.25	4.00 - 6.25
Risk-free interest rate	3.58% - 4.31%	4.21% - 4.43%	4.05% - 4.31%	4.33% - 4.43%
Expected volatility	53% - 64%	57% - 64%	53% - 64%	57% - 59%

Stock option activity during the six months ended June 30, 2024 is summarized as follows:

	Options (in thousands)	Weighted average exercise price of options	Weighted average remaining contractual term (in years)
Balance at December 31, 2023	5,395	$2.21	7.39
Options granted	105	$1.36
Options forfeited	(110)	$1.67
Options expired	(160)	$7.63
Options exercised	—
Balance at June 30, 2024	5,230	$2.03	7.10

Restricted stock awards and restricted stock unit activity during the six months ended June 30, 2024 is summarized as follows:

	Shares/ Units (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	782	$1.94
Granted	—	—
Vested	(107)	2.16
Forfeited	(15)	1.46
Unvested at June 30, 2024	660	1.97

Note 7: Net Loss Per Share

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

The following table presents the computation of basic net loss per share applicable to common stockholders for the periods ended:

	Six Months Ended June 30,
	2023		2024
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(792)	$(6,428)	$(239)	$(1,967)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	37,837	4,661	38,398
Basic net loss per share applicable to common stockholders	$(0.17)	$(0.17)	$(0.05)	$(0.05)

	Three Months Ended June 30,
	2023		2024
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(301)	$(2,443)	$(82)	$(674)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	37,840	4,661	38,403
Basic net loss per share applicable to common stockholders	$(0.06)	$(0.06)	$(0.02)	$(0.02)

The following table presents the computation of diluted net loss per share applicable to common stockholders for the periods ended:

	Six Months Ended June 30,
	2023		2024
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(792)	$(6,428)	$(239)	$(1,967)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(792)	—	(239)
Diluted net loss applicable to common stockholders:	$(792)	$(7,220)	$(239)	$(2,206)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	37,837	4,661	38,398
Conversion of Class A to Class B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding used to calculate diluted net loss per share	4,661	42,498	4,661	43,059
Diluted net loss per share applicable to common stockholders	$(0.17)	$(0.17)	$(0.05)	$(0.05)

	Three Months Ended June 30,
	2023		2024
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(301)	$(2,443)	$(82)	$(674)
Reallocation of net loss for Class A shares as a result of conversion of Class A to Class B shares	—	(301)	—	(82)
Diluted net loss applicable to common stockholders:	$(301)	$(2,744)	$(82)	$(756)
Denominator:
Weighted average number of shares outstanding used to calculate basic net loss per share	4,661	37,840	4,661	38,403
Conversion of Class A to Class B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding used to calculate diluted net loss per share	4,661	42,501	4,661	43,064
Diluted net loss per share applicable to common stockholders	$(0.06)	$(0.06)	$(0.02)	$(0.02)

For the three and six months ended June 30, 2023 and 2024, the computation of diluted net loss per share excludes the following because their effect would be anti-dilutive (in thousands):

•
As of June 30, 2023 and 2024, outstanding options to acquire 4,503 and 5,230 shares, respectively of Class B common stock.
•
As of June 30, 2023 and 2024, 989 and 616 shares of unvested Class B restricted common shares, respectively.
•
As of June 30, 2023 and 2024, 279 and 44 restricted stock units, respectively.

Note 8: Property and Equipment

Property and equipment consisted of the following:

	December 31,	June 30,
(In Thousands)	2023	2024
Computer and other related equipment	$1,012	$1,091
Purchased and internally developed software	2,699	2,699
Furniture and fixtures	260	262
Construction in progress	25	25
	$3,996	$4,077
Less: accumulated depreciation and amortization	(1,598)	(2,216)
Property and equipment, net	$2,398	$1,861

Depreciation and amortization expense related to property and equipment was approximately $0.7 million and $0.6 million for the six months ended June 30, 2023 and 2024, respectively, and $0.4 million and $0.3 million for the three months ended June 30, 2023 and 2024, respectively.

Note 9: Leases

The Company has operating leases for its corporate office headquarters in Seattle, Washington, and for office space in Wichita, Kansas. The Company recognizes its operating lease agreements in accordance with ASC 842 and recognizes rent expense on a straight-line basis over the lease term with any lease incentives amortized as a reduction of rent expense over the lease term. Assets under operating leases are included in Right-of-use lease asset, and the related liabilities are included in Lease liability current and Lease liability, non-current on the Condensed Consolidated Balance Sheets.

Assets under finance leases, which primarily represent computer equipment, are subject to a rental agreement for utilization of this equipment; however, we retain our primary obligation under the original financing terms. Therefore, the Company does not have a right-of-use asset, but it does carry the lease liability related to this financed equipment, on the Condensed Consolidated Balance Sheets. The present value of the rent receivable from the rental agreement is included in Other assets, net, and the related lease liability is included in Other accrued expenses and current liabilities and Finance lease, non-current on the Condensed Consolidated Balance Sheets.

Lease cost recognized in the Condensed Consolidated Statements of Operations and other lease information is summarized as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(In Thousands)	2023	2024	2023	2024
Operating lease cost	$644	$287	$152	$144
Finance lease cost:
Amortization of right-of-use assets	69	—	56	—
Interest on lease liabilities	18	41	18	19
Variable lease cost	—	(3)	—	(8)
Short-term operating lease cost	138	12	44	6
Total lease cost	869	337	270	161
Other information:
Weighted-average remaining lease term - operating leases	3.8	3.0
Weighted-average remaining lease term - finance leases	2.4	1.4
Weighted-average discount rate - operating leases	6.6%	6.8%
Weighted-average discount rate - finance leases	14.8%	14.1%
Cash paid for operating leases	$1,411	$276	$168	$133
Cash paid for finance leases	$66	$229	$66	$115

As of June 30, 2024, the Company’s future payments under operating and finance lease liabilities were as follows:

(In Thousands)	Operating Leases	Finance Leases
2024	$283	$152
2025	566	421
2026	397	—
2027	381	—
2028 and thereafter	—	—
Gross future lease payments	1,627	573
Less: imputed interest	(174)	(54)
Present value of total lease liabilities	1,453	519
Less: current portion of lease liabilities	(486)	(263)
Total long-term lease liabilities	$967	$256

Note 10: Commitments, Contingencies, and Taxes

Commitments

The Company has commitments for future payments related to office facilities and financed equipment leases, as well as other contractual obligations primarily related to minimum payments due to outside service providers. For information regarding the Company's lease commitments, see Note 9, Leases of the Notes to the Condensed Consolidated Financial Statements.

Future minimum payments on the Company's other contractual obligations are approximately as follows:

(In Thousands)
2024	2,403
2025	6,298
2026	3,803
2027	1,111
2028 and thereafter	—
Total minimum payments	$13,615

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

On October 21, 2022, the Shareholder Representatives for the former shareholders of Telmetrics, Inc. (an entity acquired by the Company in 2018) filed litigation against the Company in the U.S. District Court for the District of Delaware. The plaintiffs are asserting claims under a share purchase agreement and escrow agreement regarding entitlement to an earnout of up to $3.0 million and $1.0 million that was placed in escrow to secure indemnification obligations. On March 22, 2023, the plaintiffs filed an amended complaint also seeking substantial punitive damages, followed by a second amended complaint on May 9, 2023. On June 7, 2023, the Company filed a motion to compel arbitration and/or dismiss the second amended complaint. The plaintiffs filed a responsive brief on July 5, 2023, and the Company filed a reply brief on July 26, 2023. On February 2, 2024, the Magistrate Judge issued a report and recommendation advising the U.S. District Court Judge to dismiss certain claims from the second amended complaint and to allow other claims to proceed to discovery. The parties filed objections to the report and recommendation on February 16, 2024. On July 17, 2024, the U.S. District Court Judge adopted portions of the Magistrate Judge's recommendation. The parties are preparing to commence the discovery phase. While we believe we have meritorious defenses to this lawsuit and are vigorously defending against it, litigation is inherently uncertain and we cannot currently predict the ultimate outcome of this matter.

While any litigation contains an element of uncertainty, the Company is not aware of any legal proceedings or claims which are pending that the Company believes, based on current knowledge, will have, individually or taken together, a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Taxes

The Company regularly reviews deferred tax assets to assess whether it is more likely than not that its deferred tax assets will be realized and, if necessary, establishes a valuation allowance for portions of such assets to reduce the carrying value. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to customer usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, with the exception of certain insignificant foreign deferred tax assets, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized and, accordingly, recorded 100% valuation allowance against these deferred tax assets as of December 31, 2023 and June 30, 2024.

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

Note 11: Identifiable Intangible Assets from Acquisitions

Identifiable intangible assets from acquisitions consisted of the following:

	As of December 31, 2023
(In Thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(9,588)	$(3,430)	$—
Technologies	9,369	(7,839)	(1,062)	468
Non-compete agreements	3,409	(2,929)	(346)	134
Trade names	734	(613)	(121)	—
Total identifiable intangible assets from acquisitions	$26,530	$(20,969)	$(4,959)	$602

	As of June 30, 2024
(In Thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(9,588)	$(3,430)	$—
Technologies	9,369	(8,073)	(1,062)	234
Non-compete agreements	3,409	(2,996)	(346)	67
Trade names	734	(613)	(121)	—
Total identifiable intangible assets from acquisitions	$26,530	$(21,270)	$(4,959)	$301

Intangible assets from acquisitions represent customer relationships, acquired technology, non-competition agreements, and trade names. These assets are determined to have definite lives and are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. The amortization periods range from one year to 5 years. Based upon the amount of acquired identifiable intangible assets subject to amortization as of June 30, 2024, the estimated remaining amortization expense for the fiscal year 2024 is $0.3 million.

Note 12: Support Services Fee

In October 2020, the Company sold certain assets related to its Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics. The purchaser was a related party controlled by a shareholder and officers of the Company. In connection with the closing, the Company also entered into an administrative support services agreement with the related party purchaser pursuant to which the Company was to provide services to the related party purchaser for a support services fee. Support services fees related to this arrangement totaled $1.1 million and $0.1 million for the six months ended June 30, 2023 and 2024, respectively, and $0.5 million and $0.1 million for the three months ended June 30, 2023 and 2024, respectively, and are included in the Condensed Consolidated Statements of Operations, net of the related expenses, within Service costs, Sales and marketing, Product development, and General and administrative. As of December 31, 2023 and June 30, 2024, the net amount due from the purchaser of $0.4 million and $0.2 million, respectively, is included in the Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets.

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

Overview

Marchex harnesses the power of AI and conversational intelligence to provide actionable insights aligned with prescriptive vertical market data analytics, driving operational excellence and revenue acceleration. Marchex enables executive, sales, and marketing teams to optimize customer journey experiences across communications channels. Through our prescriptive analytics solutions, we enable the alignment of enterprise strategy, empowering businesses to increase revenue through informed decision-making and strategic execution. Marchex provides conversational intelligence AI-powered solutions for market-leading companies in leading B2B2C vertical markets, including several of the world’s most innovative and successful brands.

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

We were incorporated in Delaware on January 17, 2003.

We have offices in Seattle, Washington; and Wichita, Kansas.

Recent Developments

New Customer Traction and Existing Customer Expansion

During the quarter, Marchex made progress in adding relationships in the Auto and Auto Services verticals, as well as in expanding existing relationships in the Home Services vertical. The Company continues to make progress expanding its pipeline of opportunities across multiple verticals.

Product Innovation

Marchex recently announced that it has won two industry awards: The AI Breakthrough Award for "Best Text Generative AI Solution" and the APPEALIE SaaS Customer Success award. The Company continues to be recognized for its innovation with its Call Summaries and Sentiment Suite offering and its commitment to customer success.

Business Update

Our revenue decreased $1.1 million, or 4%, from $24.7 million for the six months ended June 30, 2023 to $23.6 million for the six months ended June 30, 2024. Revenue decreased $0.4 million, or 3%, from $12.5 million for the three months ended June 30, 2023 to $12.1 million for the three months ended June 30, 2024. The decreases are attributable primarily to certain non-recurring non-core analytics revenue in 2023, as well as lower conversational volumes in the 2024 periods compared to the 2023 periods, primarily with our small business listing and solutions resellers who face customer churn and consumer-related macroeconomic factors. Despite the headwinds in certain customer segments and with volume levels to start 2024, we continue to make progress and grow our dealer channel, signing new Auto OEM customers to multi-year agreements and also expanding various key Home Services relationships. This trend, along with expansion of our vertical go-to-market initiatives which is expected to result in new customer relationships across our verticals, continued innovation in our AI capabilities and product offerings, and completion of the necessary infrastructure to accelerate product cross selling to existing and new customers, may provide an opportunity for potential revenue growth.

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

Results of Operations

The following tables present revenue and certain of our operating results as a percentage of revenue:

	Six Months Ended June 30,	% of revenue	Six Months Ended June 30,	% of revenue
(In Thousands, Except Percentages)	2023		2024
Revenue	$24,738	100%	$23,646	100%
Expenses:
Service costs	10,842	44%	8,566	36%
Sales and marketing	6,601	27%	5,529	23%
Product development	8,260	33%	6,468	27%
General and administrative	5,163	21%	4,817	20%
Amortization of intangible assets from acquisitions	1,062	4%	301	1%
Acquisition and disposition related costs	12	0%	—	0%
Total operating expenses	31,940	129%	25,681	109%
Loss from operations	(7,202)	-29%	(2,035)	-9%

	Three Months Ended June 30,	% of revenue	Three Months Ended June 30,	% of revenue
(In Thousands, Except Percentages)	2023		2024
Revenue	$12,522	100%	$12,074	100%
Expenses:
Service costs	5,418	43%	4,152	34%
Sales and marketing	2,631	21%	2,742	23%
Product development	4,096	33%	3,223	27%
General and administrative	2,546	20%	2,528	21%
Amortization of intangible assets from acquisitions	531	4%	151	1%
Acquisition and disposition related costs	(1)	0%	—	0%
Total operating expenses	15,221	122%	12,796	106%
Loss from operations	(2,699)	-22%	(722)	-6%

Stock-based compensation expense was included in the operating expense categories as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(In Thousands)	2023	2024	2023	2024
Service costs	$—	$6	$(45)	$3
Sales and marketing	491	176	228	88
Product development	133	22	47	14
General and administrative	876	666	471	333
Total stock-based compensation	$1,500	$870	$701	$438

See Note 6. Stockholders' Equity of the Notes to the Condensed Consolidated Financial Statements, as well as our Critical Accounting Policies for additional information about stock-based compensation.

Revenue

Revenue decreased $1.1 million, or 4%, from $24.7 million for the six months ended June 30, 2023 to $23.6 million for the six months ended June 30, 2024. Revenue decreased $0.4 million, or 3%, from $12.5 million for the three months ended June 30, 2023 to $12.1 million for the three months ended June 30, 2024. The six and three month comparative periods were impacted from certain non-recurring non-core analytics revenue in 2023, and lower call volumes in the 2024 period as compared to the 2023 period. The lower volumes primarily came from several of our small business listing and solution providers that mostly sell marketing services to local businesses. For additional information on our revenue results, refer to “Recent Developments - Business Update” within this discussion and analysis above.

Expenses

Service Costs. Service costs decreased $2.2 million, or 20%, from $10.8 million for the six months ended June 30, 2023, to $8.6 million for the six months ended June 30, 2024. As a percentage of revenue, service costs were 44% and 36% for the six months ended June 30, 2023 and 2024, respectively. The change from the prior year was primarily due to $0.9 million lower conversational data processing and telecommunication costs due to a combination of lower conversational volumes, benefits from leveraging AI technology, and efficient vendor cost management. In addition, personnel costs were $0.9 million lower as we reorganized and realigned our technology teams.

Service costs decreased $1.2 million, or 22%, from $5.4 million for the three months ended June 30, 2023, to $4.2 million for the three months ended June 30, 2024. As a percentage of revenue, service costs were 43% and 35% for the three months ended June 30, 2023 and 2024, respectively. The change from the prior year was due in large part to $0.5 million lower conversational data processing and telecommunication costs due to a combination of lower conversational volumes, benefits from leveraging AI technology, and efficient vendor cost management. In addition, personnel costs were $0.7 million lower as we reorganized and realigned our technology teams.

We expect in the near term that service costs in absolute dollars will be similar to or modestly lower in relation to the most recent quarter. In the intermediate to longer term, we believe that the successful completion of the OneStack initiative (refer to “Recent Developments - Business Update” within this discussion and analysis above) and acceleration of our vertical market growth strategy may provide an opportunity for potential gross margin improvement. Further, there may be a positive impact on service costs as a percentage of revenue in the event we generate contribution from new launches of analytics products and sales engagement solutions.

Sales and Marketing. Sales and marketing expenses decreased $1.1 million, or 17%, from $6.6 million for the six months ended June 30, 2023 to $5.5 million for the six months ended June 30, 2024. As a percentage of revenue, sales and marketing expenses were 27% and 23% for the six months ended June 30, 2023 and 2024, respectively. The change from the prior year was primarily attributable to $0.7 million in lower costs for personnel and contractors engaged in marketing and sales functions, as we realigned and focused our go-to-market initiatives. In addition, stock-based compensation was $0.3 million lower.

Sales and marketing expenses increased $0.1 million, or 4%, from $2.6 million for the three months ended June 30, 2023 to $2.7 million for the three months ended June 30, 2024. As a percentage of revenue, sales and marketing expenses were 21% and 22% for the three months ended June 30, 2023 and 2024, respectively. The change from the prior year was attributable to $0.2 million higher personnel costs, partially offset by $0.1 million lower stock-based compensation expense.

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

Product Development. Product development expenses decreased $1.8 million, or 22%, from $8.3 million for the six months ended June 30, 2023 to $6.5 million for the six months ended June 30, 2024. As a percentage of revenue, product development expenses were 34% and 28% for the six months ended June 30, 2023 and 2024, respectively. The change from the prior year was primarily attributable to $1.9 million in lower personnel and contractor costs, as we reorganized and realigned our research and development teams. In addition, stock-based compensation was $0.1 million lower, offset by $0.2 million in increased contractor costs in support of OneStack infrastructure initiatives.

Product development expenses decreased $0.9 million, or 22%, from $4.1 million for the three months ended June 30, 2023, to $3.2 million for the three months ended June 30, 2024. As a percentage of revenue, product development expenses were 33% and 26% for the three months ended June 30, 2023 and 2024, respectively. The change from the prior year was primarily attributable to $1.0 million in lower personnel and contractor costs, as we reorganized and realigned our research and development teams, partially offset by $0.1 million in increased contractor costs in support of OneStack infrastructure initiatives.

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

General and Administrative. General and administrative expenses decreased $0.4 million, or 8% from $5.2 million for the six months ended June 30, 2023 to $4.8 million for the six months ended June 30, 2024. As a percentage of revenue, general and administrative expenses were 21% and 20% for the six months ended June 30, 2023 and 2024, respectively. The change from the prior year was primarily attributable to a $0.3 million non-recurring payment made to terminate a software agreement in the first quarter of 2023.

General and administrative expenses were consistent at $2.5 million for both of the three months ended June 30, 2023 and 2024. As a percentage of revenue, general and administrative expenses were 20% and 21% for the three months ended June 30, 2023, and 2024, respectively.

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

In the near term, we expect our general and administrative expenses to be similar to or modestly lower than the most recent quarter, as we continue to focus on cost management and enhancing overall operational efficiency. In the intermediate to longer term, to the extent that we undertake internal technology improvement initiatives or expand our operations and issue additional stock-based compensation, general and administrative expenses, in absolute dollars and as a percentage of revenue, could increase.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $1.1 million and $0.3 million for the six months ended June 30, 2023, and 2024, respectively. Intangible amortization expense was $0.5 million and $0.2 million for the three months ended June 30, 2023, and 2024, respectively. This expense was associated with amortization of intangible assets acquired from business acquisitions made in 2018 and 2019, and is further categorized as service costs or sales and marketing expense in the Company's Condensed Consolidated Statements of Operations based on the nature of the underlying intangible asset. We expect intangible asset amortization for all remaining quarterly periods in 2024 to remain the same as the most recent quarter, at which point all intangible assets will reach the end of their useful lives and be fully amortized.

Income Tax. Income tax expense was $44.0 thousand and $62.0 thousand for the six months ended June 30, 2023, and 2024, respectively. Income tax expense was $14.0 thousand and $3.0 thousand for the three months ended June 30, 2023, and 2024, respectively. The income tax expense consists primarily of U.S. state income tax expense for all comparative periods. The effective tax rate differed from the expected tax rate of 21% in both years primarily due to a full valuation allowance and, to a lesser extent, state income taxes, foreign branch income and rate differential, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, and other non-deductible amounts.

At June 30, 2024, based on all the available evidence, both positive and negative, we determined that it is more likely than not that our deferred tax assets will not be realized and accordingly, we have recorded a full valuation allowance of $54.9 million against our net deferred tax assets ($55.1 million of deferred tax assets that are partially offset by $0.5 million in reversing deferred tax liabilities). This compares to a full valuation allowance of $51.8 million at December 31, 2023 ($55.0 million of deferred tax assets that are partially offset by $0.4 million in reversing deferred tax liabilities). In assessing the realizability of deferred tax assets, based on all the available evidence, both positive and negative, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as the Company’s history of taxable income or losses in the relevant jurisdictions in making this assessment.

Net Loss. Net loss was $7.2 million for the six months ended June 30, 2023, as compared to a net loss of $2.2 million for the six months ended June 30, 2024. The decrease in net loss was primarily attributable to the $6.3 million decrease in total operating expenses, which was driven by the $2.2 million decrease in service costs and the $1.8 million decrease in product development expenses discussed above, partially offset by the $1.1 million decrease in revenue also discussed above.

Liquidity and Capital Resources

As of December 31, 2023, and June 30, 2024, we had cash and cash equivalents of $14.6 million and $12.0 million, respectively. As of June 30, 2024, we had current and non-current contractual obligations of $15.8 million, of which $2.2 million is for payments due under our facilities and financed equipment leases.

Cash used in operating activities was $2.4 million during the six months ended June 30, 2024. The cash used in operating activities was primarily a result of a net loss of $2.2 million, adjusted for an increase in cash due to non-cash items of $1.9 million, which primarily included depreciation and amortization and stock-based compensation, offset by a decrease in cash due to changes in working capital of $2.1 million. The change in working capital was driven primarily by a decrease in accrued expenses and other current liabilities as well as an increase in prepaid expenses, other current assets, and other assets. Cash used in operating activities was $5.8 million for the six months ended June 30, 2023. The cash used in operating activities was primarily a result of a net loss of $7.2 million adjusted for an increase in cash due to non-cash items of $3.5 million, which primarily included depreciation and amortization and stock-based compensation, and a decrease in cash due to changes in working capital of $2.1 million, which primarily included a decrease in accounts payable and accrued expenses and other current liabilities, offset by a decrease in accounts receivable account balances.

Cash used in operating activities for the six months ended June 30, 2024, included costs related to certain reorganization activities and our OneStack initiative (refer to “Recent Developments - Business Update” within this discussion and analysis above). We believe that those initiatives should benefit us through lower operating expenses in the near and intermediate term. To the extent we are unable to effectively execute these operational initiatives or our revenue growth initiatives, our revenues could be lower, and our costs could be consistent with or higher, than current levels, which would have an adverse impact on our future operating cash flows, liquidity, and profitability.

Cash used in investing activities for the six months ended June 30, 2023, and June 30, 2024, was $0.5 million and $0.1 million, respectively, and was primarily attributable to cash paid for purchases of property and equipment for our technology infrastructure platform in both years, as well as capitalized software development costs in 2023.

In the near term, we expect property and equipment purchases and capitalized software development costs to be similar to or modestly higher compared to our most recent period, as we invest in equipment for our personnel and other systems enhancements. In the intermediate to longer term, we expect our capitalized expenditures to increase, as we accelerate product innovation with more AI-powered features and capabilities. Further, in the longer term, we expect any increase in our operations to have a corresponding increase in capital expenditures required to support our systems and personnel.

Cash used in financing activities for the six months ended June 30, 2023 and June 30, 2024 was $0.1 million and $0.2 million, respectively, and was primarily attributable to payments made related to equipment financing lease obligations in both periods.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2024, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, filed with the SEC on April 1, 2024.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2024, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting.

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

We had an accumulated deficit of $323.4 million as of June 30, 2024. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

We received approximately 33% and 32% of our revenue from our five largest customers for the six and three months ended June 30, 2024, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 33% and 32% of our total revenues for the six and three months ended June 30, 2024, respectively. In particular, our customers in the automotive and related services sectors account for a significant portion of our revenue.

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

As of December 31, 2023 and June 30, 2024, Russell C. Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2014, we established a 2014 share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the three and six months ended June 30, 2024, we did not have any share repurchases under this program and 1,319,128 of Class B common shares remain available for purchase under the plan.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, no directors or officers of the Company, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

MARCHEX, INC.

Date: August 13, 2024	By:	/s/ Holly A. Aglio
	Name:	Holly A. Aglio
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)