Form 10-Q
period 2024-09-30
MARCHEX INC
filed 2024-11-01
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 25, 2024, the registrant had 4,660,927 shares of Class A common stock outstanding. The number of shares of Registrant’s Class B common stock outstanding as of October 25, 2024 was 39,021,418.

MARCHEX, INC.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

	(unaudited)
	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$12,078	$14,607
Accounts receivable, net	7,760	7,394
Prepaid expenses and other current assets	1,971	1,805
Total current assets	21,809	23,806
Property and equipment, net	2,067	2,398
Other assets, net	1,213	1,482
Right-of-use lease assets	1,277	1,631
Goodwill	17,558	17,558
Intangible assets from acquisitions, net	151	602
Total assets	$44,075	$47,477
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,200	$1,533
Accrued benefits and payroll	2,641	3,294
Other accrued expenses and current liabilities	3,465	3,217
Deferred revenue and deposits	859	1,214
Operating lease liability, current	499	462
Total current liabilities	8,664	9,720
Deferred tax liabilities	289	249
Finance lease liability, non-current	170	421
Operating lease liability, non-current	837	1,217
Total liabilities	$9,960	$11,607
Commitments and contingencies - See Note 10
Stockholders’ equity:
Common stock, $0.01 par value; Authorized 137,500 shares
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at September 30, 2024 and December 31, 2023	49	49
Class B: 125,000 shares authorized; 39,021 shares issued and outstanding at September 30, 2024, including 365 shares of restricted stock; and 38,661 shares issued and outstanding at December 31, 2023, including 720 shares of restricted stock	390	386
Additional paid-in capital	357,944	356,666
Accumulated deficit	(324,268)	(321,231)
Total stockholders’ equity	34,115	35,870
Total liabilities and stockholders’ equity	$44,075	$47,477

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$12,553	$12,778	$36,200	$37,516
Expenses:
Service costs (1)	4,224	5,057	12,790	15,899
Sales and marketing (1)	3,224	2,319	8,753	8,920
Product development	3,106	3,942	9,573	12,202
General and administrative	2,673	2,249	7,492	7,412
Amortization of intangible assets from acquisitions	151	531	452	1,593
Acquisition and disposition related costs	—	—	—	12
Total operating expenses	13,378	14,098	39,060	46,038
Loss from operations	(825)	(1,320)	(2,860)	(8,522)
Interest income (expense) and other, net	19	(218)	(90)	(192)
Loss before provision for income taxes	(806)	(1,538)	(2,950)	(8,714)
Income tax expense	25	9	87	53
Net loss applicable to common stockholders	$(831)	$(1,547)	$(3,037)	$(8,767)
Basic and diluted net loss per Class A and B share applicable to common stockholders	$(0.02)	$(0.04)	$(0.07)	$(0.21)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	4,661	4,661	4,661	4,661
Class B	38,539	38,103	38,445	37,927
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	4,661	4,661	4,661	4,661
Class B	43,200	42,764	43,106	42,588
(1) Excludes amortization of intangibles from acquisitions

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2022	4,661	$49	38,497	$385	—	—	$354,999	$(311,321)	$44,112
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	282	3	—	—	9	—	12
Retirements of treasury stock	—	—	(105)	(1)	—	—	—	—	(1)
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	799	—	799
Net loss	—	—	—	—	—	—	—	(4,476)	(4,476)
Balance at March 31, 2023	4,661	$49	38,674	$387	—	—	$355,807	$(315,797)	$40,446
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	22	—	—	—	7	—	7
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	701	—	701
Net loss	—	—	—	—	—	—	—	(2,744)	(2,744)
Balance at June 30, 2023	4,661	$49	38,696	$387	—	—	$356,515	$(318,541)	$38,410
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	88	1	—	—	4	—	5
Retirements of treasury stock	—	—	(129)	(1)	—	—	—	—	(1)
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	407	—	407
Net loss	—	—	—	—	—	—	—	(1,547)	(1,547)
Balance at September 30, 2023	4,661	$49	38,655	$387	—	$—	$356,926	$(320,088)	$37,274

	Class A		Class B				Additional		Total
	common stock		common stock		Treasury stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2023	4,661	$49	38,661	$386	—	—	$356,666	$(321,231)	$35,870
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	433	—	433
Issuance of Class B common stock in connection with prior deferred issuance from acquisition	—	—	356	3	—	—	(3)	—	—
Net loss	—	—	—	—	—	—	—	(1,450)	(1,450)
Balance at March 31, 2024	4,661	$49	39,017	$389	—	—	$357,096	$(322,681)	$34,853
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	437	—	437
Issuance of common stock upon vesting of restricted stock	—	—	4	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(756)	(756)
Balance at June 30, 2024	4,661	$49	39,021	$389	—	—	$357,533	$(323,437)	$34,534
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	—	—	411	—	411
Issuance of Class B common stock in connection with prior deferred issuance from acquisition	—	—	—	1	—	—	—	—	1
Net loss	—	—	—	—	—	—	—	(831)	(831)
Balance at September 30, 2024	4,661	$49	39,021	$390	—	$—	$357,944	$(324,268)	$34,115

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss applicable to common stockholders	$(3,037)	$(8,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,872	3,126
Allowance for credit losses	(135)	209
Deferred income taxes	3	—
Loss on the disposal of capital assets	—	192
Stock-based compensation	1,281	1,907
Change in certain assets and liabilities:
Accounts receivable, net	(231)	53
Prepaid expenses, other current assets, and other assets	102	(276)
Accounts payable	(767)	(860)
Accrued compensation, other accrued, and other liabilities	(712)	(1,563)
Deferred revenue and deposits	(355)	(170)
Net cash used in operating activities	(1,979)	(6,149)
Cash flows from investing activities:
Purchases of property and equipment	(264)	(524)
Proceeds from sales of property and equipment	—	66
Net cash used in investing activities	(264)	(458)
Cash flows from financing activities:
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	—	22
Repayments under finance lease liabilities and related obligations	(286)	(172)
Net cash used in financing activities	(286)	(150)
Net decrease in cash and cash equivalents	(2,529)	(6,757)
Cash and cash equivalents at beginning of period	14,607	20,474
Cash and cash equivalents at end of period	$12,078	$13,717
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$65	$70
Cash paid for interest	$96	$90
Non-cash purchases of property and equipment	$434	$—

See accompanying Notes to the Condensed Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1: Description of Business and Basis of Presentation

Description of Business

Marchex, Inc. ("Marchex" or the “Company”) harnesses the power of artificial intelligence ("AI") and conversational intelligence to provide actionable insights aligned with prescriptive vertical market data analytics, driving operational excellence and revenue acceleration. Marchex enables executive, sales, and marketing teams to optimize customer journey experiences across communications channels. Through our prescriptive analytics solutions, we enable the alignment of enterprise strategy, empowering businesses to increase revenue through informed decision-making and strategic execution. Marchex provides conversational intelligence AI-powered solutions for market-leading companies in leading B2B2C vertical markets, including several of the world’s most innovative and successful brands.

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

Note 2: Revenue Recognition

The Company’s AI-powered conversational analytics technology platform provides data and insights into the conversations our clients are having with their customers across phone, text and other communication channels. Our tools enable brands to personalize customer interactions in order to accelerate sales and capture more opportunities to grow their business. The Company generates revenue from its conversational analytics technology platform when customers pay the Company a fee for call, text, or other communication related data elements they receive from calls or texts or for each phone number tracked based on a pre-negotiated rate. Revenue is recognized as services are provided over time, which is generally measured by the delivery of each call/text or call/text related data element or each phone number tracked.

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. Net accounts receivable, including unbilled accounts receivable, consists of the following:

	September 30,	December 31,
(In Thousands)	2024	2023
Accounts receivable:
Billed	$6,221	$6,102
Unbilled	1,636	1,523
Allowance for expected credit losses	(97)	(231)
Accounts receivable, net	$7,760	$7,394

Customer payments received in advance of revenue recognition are considered contract liabilities and are recorded as deferred revenue. The deferred revenue balance and revenue recognized that was included in these contract liabilities at the beginning of the period consists of the following:

	September 30,	December 31,
(In Thousands)	2024	2023
Deferred revenue and deposits	$859	$1,214

Revenue recognized in the period from contract liability at beginning of period	$1,127

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentive compensation including commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship of approximately 24 months and are subject to being monitored every period to reflect any significant change in assumptions. The Company’s contract acquisition costs are included in Other assets, net in the Condensed Consolidated Balance Sheets and consist of the following:

	September 30,	December 31,
(In Thousands)	2024	2023
Contract assets:
Gross balance	$3,049	$1,920
Accumulated amortization	(2,014)	(1,634)
Contract assets, net	$1,035	$286

Note 3: Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the three and nine months ended September 30, 2024 and 2023, the Company operated in a single segment comprised of its conversational analytics and related solutions.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of September 30, 2024 and December 31, 2023, no significant long-lived assets were held by entities outside of the United States.

Revenues from customers by geographical areas are tracked on the basis of the location of the customer. The majority of the Company’s revenue and accounts receivable are derived from domestic sales to customers.

Revenues by geographic region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Percentages)	2024	2023	2024	2023
United States	99%	99%	99%	99%
Canada and other countries	1%	1%	1%	1%
Total	100%	100%	100%	100%

Note 4: Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions.

The Company has one customer that generally represents more than 10% of consolidated revenue. The table below sets forth the percentage of the Company's consolidated revenue that was attributed to this customer for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Percentages)	2024	2023	2024	2023
Customer A	9%	12%	10%	11%

The Company has one customer that represents more than 10% of consolidated accounts receivable. The Company also has a significant concentration of credit risk arising from receivables due from a network of independent dealers that is above the 10% threshold. These dealers, while independently operated, sell the same brands and collectively represent a substantial portion of the Company's receivables. The table below sets forth the percentage of the Company's outstanding receivable balance that was attributed to this customer, and attributed to the aggregated balance due from the independent dealer network, as of the periods presented below:

	September 30,	December 31,
(In Percentages)	2024	2023
Concentration type:
Customer A	19%	21%
Independent dealer network A	13%	16%

Note 5: Fair Value of Financial Instruments

The Company had the following financial instruments as of September 30, 2024 and December 31, 2023: cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

The following table provides information about the fair value of our cash and cash equivalents balance:

	September 30,	December 31,
(In Thousands)	2024	2023
Level 1 assets:
Cash	$6,939	$9,510
Money market funds	5,139	5,097
Total cash and cash equivalents	$12,078	$14,607

Note 6: Stockholders' Equity

Common Stock

In November 2014, the Company’s board of directors authorized a new share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3 million shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. The Company made no repurchases under the 2014 Repurchase Program during the three and nine months ended September 30, 2024 and 2023. Shares repurchased but not yet retired by the Company are classified as Treasury stock on the Condensed Consolidated Balance Sheets before retirement.

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

Stock-based compensation expense was included in the following operating expense categories for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Service costs	$8	$—	$14	$—
Sales and marketing	41	89	217	580
Product development	13	(39)	35	94
General and administrative	349	357	1,015	1,233
Total stock-based compensation	$411	$407	$1,281	$1,907

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the three and nine months ended September 30, 2024 and 2023, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, and vesting schedules. Expected volatility is based on historical volatility levels of the Company’s Class B common stock. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments, which we consider to be zero.

The following weighted average assumptions were used in determining the fair value of time-vested stock option grants for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected life (in years)	4.00 - 6.25	4.00 - 6.25	4.00 - 6.25	4.00 - 6.25
Risk-free interest rate	3.93% - 4.08%	4.61% - 4.70%	3.93% - 4.43%	3.58% - 4.70%
Expected volatility	57% - 59%	56% - 64%	57% - 64%	53% - 64%

Stock option activity during the nine months ended September 30, 2024 is summarized as follows:

	Options (in thousands)	Weighted average exercise price of options	Weighted average remaining contractual term (in years)
Balance at December 31, 2023	5,395	$2.21	7.39
Options granted	1,730	1.58
Options forfeited	(164)	1.65
Options expired	(161)	7.36
Options exercised	—
Balance at September 30, 2024	6,800	$1.93	8.00

Restricted stock award and restricted stock unit activity during the nine months ended September 30, 2024 is summarized as follows:

	Shares/ Units (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	782	$1.94
Granted	—	—
Vested	(358)	1.96
Forfeited	(15)	1.46
Unvested at September 30, 2024	409	$2.04

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

The following table presents the computation of basic net loss per share applicable to common stockholders for the periods ended:

	Three Months Ended September 30,
	2024		2023
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(90)	$(741)	$(169)	$(1,378)
Denominator:
Weighted average number of shares outstanding - basic	4,661	38,539	4,661	38,103
Basic net loss per share applicable to common stockholders	$(0.02)	$(0.02)	$(0.04)	$(0.04)

	Nine Months Ended September 30,
	2024		2023
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(328)	$(2,709)	$(960)	$(7,807)
Denominator:
Weighted average number of shares outstanding - basic	4,661	38,445	4,661	37,927
Basic net loss per share applicable to common stockholders	$(0.07)	$(0.07)	$(0.21)	$(0.21)

The following table presents the computation of diluted net loss per share applicable to common stockholders for the periods ended:

	Three Months Ended September 30,
	2024		2023
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(90)	$(741)	$(169)	$(1,378)
Reallocation of net loss for Class A to Class B shares	—	(90)	—	(169)
Diluted net loss applicable to common stockholders:	$(90)	$(831)	$(169)	$(1,547)
Denominator:
Weighted average number of shares outstanding - basic	4,661	38,539	4,661	38,103
Conversion of Class A to B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding - diluted	4,661	43,200	4,661	42,764
Diluted net loss per share applicable to common stockholders	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Anti-dilutive securities	—	6,316	—	4,317

	Nine Months Ended September 30,
	2024		2023
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(328)	$(2,709)	$(960)	$(7,807)
Reallocation of net loss for Class A to Class B shares	—	(328)	—	(960)
Diluted net loss applicable to common stockholders:	$(328)	$(3,037)	$(960)	$(8,767)
Denominator:
Weighted average number of shares outstanding - basic	4,661	38,445	4,661	37,927
Conversion of Class A to B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding - diluted	4,661	43,106	4,661	42,588
Diluted net loss per share applicable to common stockholders	$(0.07)	$(0.07)	$(0.21)	$(0.21)

Anti-dilutive securities	—	5,621	—	4,402

Note 8: Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
(In Thousands)	2024	2023
Computer and other related equipment	$1,131	$1,012
Purchased and internally developed software	3,276	2,699
Furniture and fixtures	262	260
Construction in progress	25	25
	$4,694	$3,996
Less: accumulated depreciation and amortization	(2,627)	(1,598)
Property and equipment, net	$2,067	$2,398

Depreciation and amortization expense related to property and equipment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Depreciation and amortization expense	$411	$803	$1,029	$1,500

Note 9: Leases

The Company has operating leases for its corporate office headquarters in Seattle, Washington, and office space in Wichita, Kansas. The Company recognizes its operating lease agreements in accordance with ASC 842 and recognizes rent expense on a straight-line basis over the lease term with any lease incentives amortized as a reduction of rent expense over the lease term. Assets under operating leases are included in Right-of-use lease assets, and the related liabilities are included in Operating lease liability, current and Operating lease liability, non-current on the Condensed Consolidated Balance Sheets.

Assets under finance leases, which primarily represent computer equipment, are subject to a rental agreement for a third-party's utilization of this equipment; however, we retain our primary obligation under the original financing terms. Therefore, the Company does not have a right-of-use asset, but it does carry the lease liability related to this financed equipment, on the Condensed Consolidated Balance Sheets. The present value of the rent receivable from the rental agreement is included in Other assets, net, and the related lease liability is included in Other accrued expenses and current liabilities and Finance lease liability, non-current on the Condensed Consolidated Balance Sheets.

Lease cost recognized in the Condensed Consolidated Statements of Operations and other lease information is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Operating lease cost	$144	$155	$431	$798
Finance lease cost:
Amortization of right-of-use assets	—	66	—	134
Interest on lease liabilities	17	27	58	65
Variable and short-term lease cost	5	44	14	182
Total lease cost	$166	$292	$503	$1,179
Other information:
Weighted-average remaining lease term - operating leases	2.8	3.8
Weighted-average remaining lease term - finance leases	1.2	2.2
Weighted-average discount rate - operating leases	6.9%	6.6%
Weighted-average discount rate - finance leases	14.1%	14.1%
Cash paid for operating leases	$145	$162	$421	$1,573
Cash paid for finance leases	$115	$97	$344	$163

As of September 30, 2024, the Company’s future payments under operating and finance lease liabilities were as follows:

(In Thousands)	Operating Leases	Finance Leases
2024	$141	$115
2025	566	421
2026	397	—
2027	380	—
2028 and thereafter	—	—
Gross future lease payments	1,484	536
Less: imputed interest	(148)	(115)
Present value of total lease liabilities	1,336	421
Less: current portion of lease liabilities	(499)	(251)
Total long-term lease liabilities	$837	$170

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

Future minimum payments on the Company's other contractual obligations are approximately as follows:

(In Thousands)
2024	$1,155
2025	6,283
2026	3,803
2027	1,111
2028 and thereafter	—
Total minimum payments	$12,352

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

Taxes

The Company regularly reviews deferred tax assets to assess whether it is more likely than not that its deferred tax assets will be realized and, if necessary, establishes a valuation allowance for portions of such assets to reduce the carrying value. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to customer usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, with the exception of certain insignificant foreign deferred tax assets, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized and, accordingly, recorded 100% valuation allowance against these deferred tax assets as of September 30, 2024 and December 31, 2023.

From time to time, various state, federal and other jurisdictional tax authorities undertake audits of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for uncertain positions. Resolution of uncertain tax positions will impact the Company’s effective tax rate when settled. The Company does not have any significant accruals for uncertain tax positions including interest or penalties. The provision for income taxes includes the impact of contingency provisions and changes to contingencies that are considered appropriate. The Company files U.S. federal, certain U.S. states, and certain foreign tax returns. Generally, U.S. federal, U.S. state, and foreign tax returns filed for years after 2013 are within the statute of limitations and are subject to review and adjustment by the Internal Revenue Service.

Note 11: Identifiable Intangible Assets from Acquisitions

Identifiable intangible assets from acquisitions consisted of the following:

	As of September 30, 2024
(In Thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(9,588)	$(3,430)	$—
Technologies	9,369	(8,190)	(1,062)	117
Non-compete agreements	3,409	(3,030)	(346)	34
Trade names	734	(613)	(121)	—
Total identifiable intangible assets from acquisitions	$26,530	$(21,421)	$(4,959)	$151

	As of December 31, 2023
(In Thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(9,588)	$(3,430)	$—
Technologies	9,369	(7,839)	(1,062)	468
Non-compete agreements	3,409	(2,929)	(346)	134
Trade names	734	(613)	(121)	—
Total identifiable intangible assets from acquisitions	$26,530	$(20,969)	$(4,959)	$602

Intangible assets from acquisitions represent customer relationships, acquired technology, non-competition agreements, and trade names. These assets are determined to have definite lives and are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. The amortization periods range from one to five years. Based upon the amount of acquired identifiable intangible assets subject to amortization as of September 30, 2024, the remaining net identifiable intangible assets will be fully amortized at the end of fiscal year 2024.

The amortization of intangible assets is separately presented on the Condensed Consolidated Statement of Operations; if these amortization costs were not separately stated, they would be reported as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Components of amortization of intangibles from acquisitions:
Service costs	$117	$117	$351	$351
Sales and marketing	34	414	101	1,242
Total	$151	$531	$452	$1,593

Note 12: Support Services Fee

In October 2020, the Company sold certain assets related to its Local Leads Platform, Call Marketplace and other assets not related to core conversational analytics. The purchaser was a related party controlled by a shareholder and officers of the Company. In connection with the closing, the Company also entered into an administrative support services agreement with the related party purchaser pursuant to which the Company was to provide services to the related party purchaser for a support services fee. The support services fees are included in the Condensed Consolidated Statements of Operations, net of the related expenses, within Service costs, Sales and marketing, Product development, and General and administrative. As of September 30, 2024 and December 31, 2023, the net amount due from the purchaser of $0.1 million and $0.4 million, respectively, is included in the Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets.

The components of related party support services fees in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Components of related party support services fee recovery
Service costs	$29	$268	$101	$1,007
Sales and marketing	—	2	—	89
Product development	—	34	—	159
General and administrative	22	21	82	121
Total	$51	$325	$183	$1,376

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

Overview

Marchex harnesses the power of artificial intelligence ("AI") and conversational intelligence to provide actionable insights aligned with prescriptive vertical market data analytics, driving operational excellence and revenue acceleration. Marchex enables executive, sales, and marketing teams to optimize customer journey experiences across communications channels. Through our prescriptive analytics solutions, we enable the alignment of enterprise strategy, empowering businesses to increase revenue through informed decision-making and strategic execution. Marchex provides conversational intelligence AI-powered solutions for market-leading companies in leading B2B2C vertical markets, including several of the world’s most innovative and successful brands.

Our mission is to create intelligence around all types of business conversations. We desire to be a leader in vertical market conversational intelligence leveraging generative AI and data analytics. We seek to empower performance improvements for our customers by giving them actionable, real-time insights into the conversations they are having with their customers across phone, text and other communication channels. We have assembled a set of applications that incorporate AI functionality for enterprises that depend on phone calls, texts and other communication channels to help convert prospects into customers, enabling compelling customer experiences during the sales process and helping maximize returns. Our proprietary data and conversational insights help enable brands to personalize customer interactions in order to accelerate sales and capture more opportunities to grow their business. We serve large enterprises with a distributed footprint that interact with their customers across multiple communication paths.

We were incorporated in Delaware on January 17, 2003. We have offices in Seattle, Washington and Wichita, Kansas.

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

Service Costs

Our service costs represent the cost of providing our services to our customers. These costs primarily consist of telecommunication costs, including the use of phone numbers relating to our services; colocation service charges of our network equipment and related network operations costs; cloud compute and storage costs related to our cloud-based production environments; bandwidth and software license fees; conversational data processing costs; and payroll and related expenses of personnel, including stock-based compensation.

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

Results of Operations

The following tables present revenue and certain of our operating results as a percentage of revenue:

	Three Months Ended September 30,	% of revenue	Three Months Ended September 30,	% of revenue
(In Thousands, Except Percentages)	2024		2023
Revenue	$12,553	100%	$12,778	100%
Expenses:
Service costs	4,224	34%	5,057	40%
Sales and marketing	3,224	26%	2,319	18%
Product development	3,106	25%	3,942	31%
General and administrative	2,673	21%	2,249	18%
Amortization of intangible assets from acquisitions	151	1%	531	4%
Acquisition and disposition related costs	—	0%	—	0%
Total operating expenses	13,378	107%	14,098	110%
Loss from operations	$(825)	-7%	$(1,320)	-10%

	Nine Months Ended September 30,	% of revenue	Nine Months Ended September 30,	% of revenue
(In Thousands, Except Percentages)	2024		2023
Revenue	$36,200	100%	$37,516	100%
Expenses:
Service costs	12,790	35%	15,899	42%
Sales and marketing	8,753	24%	8,920	24%
Product development	9,573	26%	12,202	33%
General and administrative	7,492	21%	7,412	20%
Amortization of intangible assets from acquisitions	452	1%	1,593	4%
Acquisition and disposition related costs	—	0%	12	0%
Total operating expenses	39,060	108%	46,038	123%
Loss from operations	$(2,860)	-8%	$(8,522)	-23%

Stock-based compensation expense was included in the operating expense categories as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Service costs	$8	$—	$14	$—
Sales and marketing	41	89	217	580
Product development	13	(39)	35	94
General and administrative	349	357	1,015	1,233
Total stock-based compensation	$411	$407	$1,281	$1,907

See Note 6. Stockholders' Equity of the Notes to the Condensed Consolidated Financial Statements, as well as our Critical Accounting Policies for additional information about stock-based compensation.

Revenue

Revenue decreased $0.2 million, or 2%, to $12.6 million for the three months ended September 30, 2024 from $12.8 million for the three months ended September 30, 2023. Revenue decreased $1.3 million, or 3%, to $36.2 million for the nine months ended September 30, 2024 from $37.5 million for the nine months ended September 30, 2023. The three and nine month comparative periods were impacted from lower call volumes in the 2024 period as compared to the 2023 period, and certain non-recurring non-core analytics revenue in 2023. The lower volumes primarily came from several of our small business listing and solution providers that mostly sell marketing services to local businesses.

Expenses

Service Costs. Service costs decreased $0.9 million, or 18%, to $4.2 million for the three months ended September 30, 2024 from $5.1 million for the three months ended September 30, 2023. As a percentage of revenue, service costs were 33% and 40% for the three months ended September 30, 2024 and 2023, respectively. The change from the prior year was primarily attributable to $0.7 million lower conversational data processing and telecommunication costs due to a combination of lower conversational volumes, benefits from leveraging AI technology, and efficient vendor cost management. In addition, personnel costs were $0.6 million lower as we reorganized and realigned our technology teams. These cost savings were offset by a $0.5 million increase in costs from cloud service providers as the Company continues to migrate its call stack environment to the cloud as part of its OneStack initiative, which is the Company's framework for referring to its delivered and planned future advancements in production technology infrastructure and associated cloud initiatives that support the Company's product innovation and go to market approach.

Service costs decreased $3.1 million, or 19%, to $12.8 million for the nine months ended September 30, 2024 from $15.9 million for the nine months ended September 30, 2023. As a percentage of revenue, service costs were 35% and 42% for the nine months ended September 30, 2024 and 2023, respectively. The change from the prior year was primarily due to $1.6 million lower conversational data processing and telecommunication costs due to a combination of lower conversational volumes, benefits from leveraging AI technology, and efficient vendor cost management. In addition, personnel costs were $1.5 million lower as we reorganized and realigned our technology teams.

We expect in the near term that service costs in absolute dollars will be similar to or modestly higher in relation to the most recent quarter. In the intermediate to longer term, we believe that the OneStack initiative and acceleration of our vertical market growth strategy may provide an opportunity for potential gross margin improvement. Further, there may be a positive impact on service costs as a percentage of revenue in the event we generate contribution from new launches of analytics products and sales engagement solutions.

Sales and Marketing. Sales and marketing expenses increased $0.9 million, or 39%, to $3.2 million for the three months ended September 30, 2024 from $2.3 million for the three months ended September 30, 2023. As a percentage of revenue, sales and marketing expenses were 25% and 18% for the three months ended September 30, 2024 and 2023, respectively. The change from the prior year is primarily attributable to $0.6 million in higher personnel costs, primarily due to investments made in the sales and marketing function to increase the sales workforce and prioritize go-to-market initiatives.

Sales and marketing expenses decreased $0.1 million, or 1%, to $8.8 million for the nine months ended September 30, 2024 from $8.9 million for the nine months ended September 30, 2023. As a percentage of revenue, sales and marketing expenses were 24% and 24% for the nine months ended September 30, 2024 and 2023, respectively. The change from the prior year was primarily attributable to an increase in amortization costs of contract assets of $0.3 million offset by lower costs for personnel and contractors engaged in marketing and sales functions of $0.1 million and lower stock-based compensation costs of $0.3 million.

We expect some volatility in sales and marketing expenses based on the timing of marketing and customer engagement initiatives, but in the near term, we expect these costs in absolute dollars to be modestly higher than the most recent quarter as we increase marketing activities and personnel supporting our sales and marketing and related growth initiatives. As we increase our marketing activities, this could correspondingly also cause an increase in sales and marketing expenses as a percentage of revenue. In the intermediate to longer term, we expect sales and marketing expenses to increase modestly as revenues increase.

Product Development. Product development expenses decreased $0.8 million, or 21%, to $3.1 million for the three months ended September 30, 2024 from $3.9 million for the three months ended September 30, 2023. As a percentage of revenue, product development expenses were 25% and 31% for the three months ended September 30, 2024 and 2023, respectively. The change from the prior year was primarily attributable to $0.7 million in lower personnel and contractor costs, as we reorganized and realigned our research and development teams.

Product development expenses decreased $2.6 million, or 21%, to $9.6 million for the nine months ended September 30, 2024 from $12.2 million for the nine months ended September 30, 2023. As a percentage of revenue, product development expenses were 27% and 33% for the nine months ended September 30, 2024 and 2023, respectively. The change from the prior year was primarily attributable to $2.6 million in lower personnel and contractor costs, as we reorganized and realigned our research and development teams.

In the near term, we expect that product development expenses, in absolute dollars and as a percentage of revenue, will be similar to the most recent quarter, as we continue to invest in our products and in building AI to expand our conversational intelligence capabilities. In the longer term, we expect to increase investment in AI technology to enhance our service offerings.

General and Administrative. General and administrative expenses increased $0.5 million, or 23%, to $2.7 million for the three months ended September 30, 2024 from $2.2 million for the three months ended September 30, 2023. As a percentage of revenue, general and administrative expenses were 21% and 18% for the three months ended September 30, 2024 and 2023, respectively. The increase in costs largely pertains to investments made in technology of $0.1 million and increased personnel costs of $0.3 million.

General and administrative expenses increased $0.1 million, or 1%, to $7.5 million for the nine months ended September 30, 2024 from $7.4 million for the nine months ended September 30, 2023. As a percentage of revenue, general and administrative expenses were 21% and 20% for the nine months ended September 30, 2024 and 2023, respectively. The change from the prior year was primarily attributable to investments in technology of $0.1 million and increased personnel costs of $0.4 million, offset by a $0.3 million non-recurring payment made to terminate a software agreement in the first quarter of 2023.

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

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $0.2 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively. Intangible amortization expense was $0.5 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively. This expense was associated with amortization of intangible assets acquired from business acquisitions made in 2018 and 2019, and is further categorized as service costs or sales and marketing expense in the Company's Condensed Consolidated Statements of Operations based on the nature of the underlying intangible asset. The intangible asset amortization is expected to remain consistent through the fourth quarter of 2024, at which point all intangible assets will reach the end of their useful lives and be fully amortized.

Income Tax. Income tax expense was $25.0 thousand and $9.0 thousand for the three months ended September 30, 2024 and 2023, respectively. Income tax expense was $87.0 thousand and $53.0 thousand for the nine months ended September 30, 2024 and 2023, respectively. The income tax expense consists primarily of U.S. state income tax expense for all comparative periods. The effective tax rate differed from the expected tax rate of 21% in both years primarily due to a full valuation allowance and, to a lesser extent, state income taxes, foreign branch income and rate differential, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, and other non-deductible amounts.

At September 30, 2024, based on all the available evidence, both positive and negative, we determined that it is more likely than not that our deferred tax assets will not be realized and accordingly, we have recorded a full valuation allowance of $53.4 million against our net deferred tax assets ($53.6 million of deferred tax assets that are partially offset by $0.3 million in reversing deferred tax liabilities). This compares to a full valuation allowance of $54.1 million at December 31, 2023 ($54.3 million of deferred tax assets that are partially offset by $0.4 million in reversing deferred tax liabilities). In assessing the realizability of deferred tax assets, based on all the available evidence, both positive and negative, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as the Company’s history of taxable income or losses in the relevant jurisdictions in making this assessment.

Net Loss. Net loss was $3.0 million for the nine months ended September 30, 2024, as compared to a net loss of $8.8 million for the nine months ended September 30, 2023. The decrease in net loss was primarily attributable to the $7.0 million decrease in total operating expenses, which was driven by the $3.1 million decrease in service costs, the $2.6 million decrease in product development expenses, and $1.1 million decrease in amortization of intangible assets from acquisitions discussed above, partially offset by the $1.3 million decrease in revenue also discussed above.

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $12.1 million and $14.6 million, respectively. As of September 30, 2024, we had current and non-current contractual obligations of $14.4 million, of which $2.0 million is for payments due under our facilities and financed equipment leases.

Cash used in operating activities was $2.0 million during the nine months ended September 30, 2024. The cash used in operating activities was primarily a result of a net loss of $3.0 million, adjusted for an increase in cash due to non-cash items of $3.0 million, which primarily included depreciation and amortization and stock-based compensation, offset by a decrease in cash due to changes in working capital of $2.0 million. The change in working capital was driven primarily by a decrease in accounts payable, accrued expenses and other current liabilities and deferred revenue and deposits and an increase in accounts receivable, net. Cash used in operating activities was $6.1 million for the nine months ended September 30, 2023. The cash used in operating activities was primarily a result of a net loss of $8.8 million adjusted for an increase in cash due to non-cash items of $5.4 million, which primarily included depreciation and amortization and stock-based compensation, and a decrease in cash due to changes in working capital of $2.8 million, which primarily included a decrease in accounts payable, accrued expenses and other current liabilities, and deferred revenue and deposits, and an increase in prepaid expenses, other current assets and other assets.

Cash used in operating activities for the nine months ended September 30, 2024, included costs related to certain reorganization activities and our OneStack initiative. We believe that those initiatives should benefit us through lower operating expenses in the intermediate to longer term. To the extent we are unable to effectively execute these operational initiatives or our revenue growth initiatives, our revenues could be lower, and our costs could be consistent with or higher, than current levels, which would have an adverse impact on our future operating cash flows, liquidity, and profitability.

Cash used in investing activities for the nine months ended September 30, 2024 and 2023, was $0.3 million and $0.5 million, respectively, and was primarily attributable to cash paid for purchases of property and equipment for our technology infrastructure platform as well as capitalized software development costs in both years.

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

Cash used in financing activities for the nine months ended September 30, 2024 and 2023 was $0.3 million and $0.2 million, respectively, and was primarily attributable to payments made related to equipment financing lease obligations in both periods.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2024, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, filed with the SEC on April 1, 2024.

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2024, no change was made to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting.

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

We had an accumulated deficit of $324.3 million as of September 30, 2024. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

We received approximately 32% and 33% of our revenue from our five largest customers for the three and nine months ended September 30, 2024, respectively, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 32% and 33% of our total revenues for the three and nine months ended September 30, 2024, respectively. In particular, our customers in the automotive and related services sectors account for a significant portion of our revenue.

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

There are a number of companies that offer or may develop products that compete in our targeted markets. We compete with call analytics technology providers such as Twilio and Invoca, as well as messaging platform providers such as EZ Texting. As we continue to advance our conversational analytics and related technologies, we anticipate facing increased competition from companies providing broader a broader range of products and solutions, such as Google (which offers Google Ads call tracking). The markets for our products and services are characterized by intense competition, evolving industry and regulatory standards, emerging business and distribution models, disruptive software and hardware technology developments, short product and service life cycles, price sensitivity on the part of customers, and frequent new product introductions. While we are developing and deploying features powered by AI across our conversational analytics offerings, competitors may develop comparable or superior AI-powered features before we do, which could adversely affect our business. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers. Furthermore, there has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions.

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

We utilize phone numbers as part of a number of information and analytic services to our customers, such as our call and text analytics and communications. We secure a majority of our phone numbers through telecommunication carriers that we have contracted with and a smaller number through the 800 Service Management System, and such telecommunication carriers provide the underlying telephone service. Our telecommunications carriers and telephone number acquisition process are subject to the rules and guidelines established by the Federal Communications Commission ("FCC"). Furthermore, we may be directly subject to certain telecommunications-related regulations. The FCC and our telecommunication carriers may change the rules and guidelines for securing phone numbers or change the requirements for retaining the phone numbers we have already secured. As a result, we may not be able to secure or retain sufficient phone numbers needed for our services. We may also be limited in the number of available telecommunications carriers or vendors to provide such phone numbers and associated services to us in the event of any industry consolidations. In addition, mobile carriers in the United States and Canada have added, or are currently contemplating adding significant one-time and recurring registration requirements, including “10DLC” brand registration, and/or use limitations (e.g. messaging volume caps) for each phone number, and have imposed or are considering imposing significant additional fees as well as penalties for failure to register or certain use violations for registered numbers. Moreover, mobile carriers and our telecommunication service providers use various automated screening technologies on messaging content crossing their networks, which operate based on disparate and sometimes unpredictable sets of standards and restrictions. The application of such screening technologies to content transmitted by our customers through their use of our services may negatively impact our ability to provide services to certain customers deemed potentially problematic by carriers, subject us to financial penalties, and/or result in telecommunication service providers refusing to provide service to us. Any of the foregoing factors could result in a material adverse effect on our business, financial condition, and results of operations.

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

We also rely on a select group of third-party providers for various components of our technology platform and support for our services, such as hardware and software providers, telecommunications carriers and Voice over Internet Protocol ("VoIP") providers, software-as-a-service providers, and credit card processors. As a result, key operational resources of our business are concentrated with a limited number of third-party providers. A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business and reputation. In addition, our software-as-a service providers are themselves reliant on third-party cloud providers described in the preceding paragraph such that a disruption of the availability of the underlying infrastructure may also impair their ability to maintain the availability of their services that we rely on. Furthermore, if any of these providers described in this paragraph are unable to provide the levels of service and dedicated resources over time that we require in our business, we may not be able to replace certain of these providers in a manner that is efficient, cost-effective or satisfactory to our customers, and as a result our business could be materially and adversely affected. Short term or repeat problems with any of these service providers could provide an interruption of service or service quality impairment to significant customers, which could also impact materially our revenue in any period due to credits or potential loss of significant customers.

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

Telecommunications laws and regulations (and interpretations thereof) are evolving in response to rapid changes in the telecommunications industry. If our carrier providers were to be subject to any changes in applicable law or regulation (or interpretations thereof), or additional taxes or surcharges, then we in turn may be subject to increased costs for their products and services or receive products and services that may be of less value to our customers, which in turn could adversely affect our business and operating results. Furthermore, our call recording and/or monitoring services may directly subject us to certain telecommunications-related regulations. Finally, in the event that any federal or state regulators were to expand the scope of applicable laws and regulations or their application to include certain end users and information service providers, then our business and operating results could also be adversely affected. The following existing and possible future federal and state laws could impact the growth and profitability of our business:

•
The Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the “Act”), and the regulations promulgated by the FCC under Title II of the Act, may impose federal licensing, reporting and other regulatory obligations on the Company. To the extent we contract with and use the networks of voice over IP service providers, new legislation or FCC regulation in this area could restrict our business, prevent us from offering service or increase our cost of doing business. There are an increasing number of regulations and rulings that specifically address access to commerce and communications services on the Internet, including IP telephony. We are unable to predict the impact, if any, that future legislation, legal decisions, or regulations concerning voice services offered via the Internet may have on our business, financial condition, and results of operations.
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
•
Under various Orders of the FCC, we may be required to make material retroactive and prospective contributions to funds intended to support Universal Service, Telecommunications Relay Service, Local Number Portability, the North American Numbering Plan and the budget of the FCC.
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

As of September 30, 2024 and December 31, 2023, Russell C. Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2014, we established a 2014 share repurchase program (the “2014 Repurchase Program”), which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the three and nine months ended September 30, 2024, we did not have any share repurchases under this program and 1,319,128 of Class B common shares remain available for purchase under the plan.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, no directors or officers of the Company, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

MARCHEX, INC.

Date: November 1, 2024	By:	/s/ Holly A. Aglio
	Name:	Holly A. Aglio
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)