Form 10-K
period 2024-12-31
MARCHEX INC
filed 2025-03-14
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class B common stock on The NASDAQ Stock Market on June 30, 2024 was $53,845,703.

The number of shares of Registrant’s Class A common stock outstanding as of March 7, 2025 was 4,660,927. The number of shares of Registrant’s Class B common stock outstanding as of March 7, 2025 was 39,053,303.

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

PART 1

ITEM 1. BUSINESS

Overview

References herein to “we” “us” or “our” refer to Marchex, Inc. (“Marchex” or the “Company”) and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

Marchex harnesses the power of artificial intelligence (“AI”) and conversational intelligence to provide actionable insights aligned with prescriptive vertical market data analytics, driving operational excellence and revenue acceleration. Marchex enables executive, sales, and marketing teams to optimize customer journey experiences across communications channels. Through our prescriptive analytics solutions, we enable the alignment of enterprise strategy, empowering businesses to increase revenue through informed decision-making and strategic execution. Marchex provides conversational intelligence AI-powered solutions for market-leading companies in leading business-to-business-to-consumer ("B2B2C") vertical markets, including several of the world’s most innovative and successful brands.

Our mission is to create intelligence around all types of business conversations. We desire to be a leader in vertical market conversational intelligence leveraging generative AI and data analytics. We seek to empower performance improvements for our customers by giving them actionable, real-time insights into the conversations they are having with their customers across phone, text, and other communication channels. We have developed applications that incorporate AI functionality for enterprises that depend on phone calls, texts, and other communication channels to help convert prospects into customers, enabling marketing optimization and insights into customer experiences during the sales and support processes and helping maximize returns. Our proprietary data and conversational insights help brands personalize customer interactions to accelerate sales and capture more opportunities to grow their business. We serve large enterprises with a distributed footprint that interact with their customers across multiple communication paths.

We operate primarily in U.S. domestic markets with a desire to move into other markets over time. Our leveraging of generative AI is an active approach and allows the understanding of interactions without a human needing to converse, type, or interpret. Our conversational intelligence product offerings are:

•
Marketing Edge. Marketing Edge leverages conversational intelligence with generative AI to form a comprehensive marketing attribution and conversation data solution. The platform identifies which campaigns and channels drive inbound conversations, evaluates what happens during those conversations, and closes the sales loop by connecting converted sales to marketing driven leads. Through optimization and advanced tracking, Marketing Edge enables customers to improve marketing, validate budgets, and drive revenue acceleration and operational excellence.
•
Sonar Business Text Messaging. Sonar Business Text Messaging is an AI-powered, intelligent, workflow-enabled mobile messaging solution that enables operations, sales, and marketing teams to communicate personally with field staff, prospects, and customers. Unlike basic text messaging, it provides a comprehensive and flexible two-way messaging solution that uses AI-powered automation to augment field-facing and customer-facing staff, driving dramatic and measurable increases in critical actions, customer engagement and conversions. The offering encompasses a unique workflow system that connects conversations to the client journey.

•
Marchex Platform Services. Marchex Platform Services is a robust application programming interface ("API") for conversation intelligence. It allows executives, sales, customer engagement, and marketing teams to apply Marchex AI to most any calls, regardless of communication platform, to identify actionable insights from conversations with their customers. This allows an active understanding of the conversations occurring. The platform enables a business to send phone call audio recordings directly from their existing communications platforms to Marchex, and in turn, receive actionable conversation insights such as call outcome, industry-specific deep call analysis, and speech-to-text transcripts, enabling data-driven decision-making, enhanced customer experiences, and improved sales outcomes. Marchex launched new features such as AI-generated Call Summaries and Sentiment Suite that are available via Marchex Platform Services. These new features analyze and generate summaries of consumer-to-business calls, enabling businesses to immediately identify customers who have had exceptionally good and dissatisfied experiences. They leverage the power of generative AI to help transform how businesses can capture and utilize critical insights from customer interactions and combine structured and unstructured data to provide a holistic view of customer emotions during conversations. The platform received the "AI Excellence Award" in the Generative AI category as part of the 2024 Business Intelligence Group ("BIG") AI Intelligence Awards program.
•
Spotlight. Spotlight is an innovative AI conversation analytics product specifically designed for multi-location businesses. Trusted by top brands and used by thousands of multi-location rooftops, the product provides critical insights and delivers actionable, data-driven observations that help enterprises improve performance across their national and regional sales organizations.  With Spotlight, corporate and regional managers can easily identify and track top-performing locations and those that may be underperforming. With this information, managers can make informed decisions to improve call handling and improve outcomes, leading to increased revenue and brand loyalty. Spotlight was named “Product of the Year” in the 2023 BIG Awards for Business.
•
Engage. Engage is a comprehensive solution that provides locations with applications to enhance their overall performance. With a keen focus on call handling and outcomes, it helps improve customer satisfaction ratings, increase appointment set rates, and drive incremental sales.  The solution integrates call data into the business’s customer relationship management ("CRM") to capture all customer interactions in one place, providing valuable insights for optimization and real-time alerts when a sales conversation ends negatively, creating opportunities for training, accountability, and empowering revenue growth. Overall, Marchex sales engagement technology is recognized as an industry leader, winning the 2023 Conversation DNA - Automation Category from AI Excellence Awards. Engage was also named "Best AI-Based Solution for Sales” by AI Breakthrough in 2023.
•
Call Summary and Sentiment Suite. Call Summary and Sentiment Suite are capabilities powered by generative AI that analyze and generate summaries of consumer-to-business calls, enabling businesses to identify customers who have had exceptionally good experiences and dissatisfied customers. This valuable data empowers companies to capitalize on positive interactions by advancing sales processes or encouraging positive online behaviors, including reviews, and take action to rectify concerns from dissatisfied customers. These products are the first in a series of AI enhancements in Marchex's product pipeline designed to equip organizations with applications to proactively identify sales and growth opportunities, and address issues that may lead to negative experiences and reviews from dissatisfied customers. The products were collectively chosen as the "Best Text Generative AI Solution" at the 2024 annual AI Breakthrough Awards program. The Sentiment Suite product also won the "New Product of the Year" as part of the 2024 BIG Awards for Business.
•
AI for Industry Solution. Marchex’s new AI for Industry solution offers a range of advanced capabilities designed to enhance business performance and customer engagement. The solution provides for automatic lead qualification, identifying high-value leads with industry-specific indicators to target the most valuable opportunities. Additionally, it offers improved attribution, allowing businesses to segment target audiences and improve automated bidding using attributes such as product/service, lead outcome, lead value, and topics. The solution enhances conversion performance by using high-quality metrics to understand the performance of conversion events through the sales funnel.

Key Trends Driving our Industry and Business

Understanding calls and/or texts is highly complex. Unlike clicks, impressions and other actions that are tracked and measured in digital format, calls and text messages require unique technical capabilities and expertise to accurately measure and analyze. To realize the full benefit of call and/or text-based marketing, customers need technology that allows them to capture and analyze attributes of a call and/or text before, during and after the call and/or text is completed. This technology can connect a conversation from a placed advertisement through the interaction with a business, often with individual sales representatives, to understand the effectiveness of the marketing action. This can help better measure return on investment (“ROI”) and optimize marketing campaigns across media channels. For example, customers want to be able to dynamically track the source of a call back to the media channels and advertisements that influenced the consumer to make the call. Once a call is initiated, technology is required to understand what is happening on a call, to record anonymized calls, and to block unwanted or spam calls. For many of Marchex’s customers calls are often tracked and routed through interactive voice response (“IVR”) phone systems and integrated with CRM applications and back-office systems to measure transactions and ROI. Successful marketing analytics for calls and texts requires expertise from multiple disciplines, including digital advertising, communications infrastructure, voice and speech recognition expertise, and marketing software.

Mobile phone growth has changed the way customers and businesses interact. The majority of the world’s population now utilizes mobile phones and mobile phone usage is expected to continue to grow as the primary consumer communication device for the foreseeable future. According a study published by ConsumerAffairs, 97% of the population in the United States has a mobile phone. According to a eMarketer study, consumers are spending more time on their mobile connected devices than in front of televisions, a trend that is forecasted to grow. According to MarketingCharts, two of the top uses of mobile phones among consumers are texting/messaging and calling. We believe it is critical for many businesses to develop strategies to understand their consumer engagement across multiple communication channels as consumers seamlessly shift between different forms of communication during the buying process.

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

Expanding our vertical markets and channel partners. We plan to continue investing in technology initiatives like Marchex Platform Services, which we believe will enable us to access a wide base of businesses by offering our products to a new array of channel partners across vertical markets. Through these initiatives Marchex can integrate with our customers' existing communication providers, telephone infrastructure providers, or customer relationship management software systems to offer our products and services. This opens a new opportunity to reach potential business that may desire access to Marchex vertical market insights while keeping their existing telephone infrastructure in place. Increasingly, Marchex customers will no longer need to access separate telephone infrastructure to engage with our conversational intelligence suite of products but, instead, will be able to choose to access our products from within their existing communications provider of choice.

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

Employees

As of December 31, 2024, we employed a total of 163 full-time employees. We have never had a work stoppage and none of our employees are represented by a labor union. We consider our employee relationships to be positive.

Web site

Our web site, www.marchex.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission ("SEC"). To view these filings, please go to our web site and click on “Investor Relations” and then click on “SEC Filings.” Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings, and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about us, our services, and other matters, and for complying with our disclosure obligations under Regulation Fair Disclosure ("FD"):

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

We had an accumulated deficit of $326.2 million as of December 31, 2024. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

We received approximately 33% of our revenue from our five largest customers for the year ended December 31, 2024, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 33% of our total revenues for the year ended December 31, 2024. In particular, our customers in the automotive and related services sectors account for a significant portion of our revenue.

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

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley ("SOX") Act of 2002. In addition, SOX Section 404 requires that we assess and in certain instances for our auditors to attest to the effectiveness of our controls over financial reporting. Our current and future compliance with the annual internal control report requirement will depend on the effectiveness of our financial reporting and data systems and controls across our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. We cannot be certain that these measures will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, or cause us to fail to meet our financial reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

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

We rely upon third-party cloud providers to host our products and services. We may experience interruptions, delays and outages in service and availability from time to time as a result of problems with our third‑party cloud providers’ infrastructure. Lack of availability of this infrastructure could be due to a number of potential causes including technical failures, natural disasters, fraud or security breaches that we cannot predict or prevent. In addition, if our security, or that of any of these third‑party cloud providers, is compromised, or our products and services are rendered unavailable to our customers and cannot be restored within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected.

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

We store and transmit data and information about our customers and their respective users. We also work with vendors and partners who may come into contact with certain data, such as carriers, and data processing and storage providers. We deploy security measures to protect this data and information, as do the third parties we utilize to assist in data and information processing and storage. Our security measures and those of the third parties we partner with to assist in data and information processing and/or storage, as well as to assist in the delivery of services to our customers, may suffer breaches. Security breaches of our data storage systems or our technology providers we utilize to process and store data and information relating to our customers and their respective users could expose us to significant potential liability. Similarly, security breaches of our vendors and partners, or ineffective data security by our vendors or partners, may result in similar significant liability. In addition, security breaches, actual or perceived, could result in legal liability, government fines, and the loss of customers that could potentially have an adverse effect on our business. Although we maintain cyber-liability insurance, our coverage may not be adequate to compensate us for all costs and liabilities that we may incur as a result of a security breach, and our insurers may not be able to compensate us for all losses that may occur or may decline to do so for a variety of reasons.

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

The actual or perceived improper sending of text messages or voice calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws and regulatory enforcement, including fines. For example, the Telephone Consumer Protection Act ("TCPA") of 1991 restricts telemarketing and the sending of automatic short message service ("SMS") text messages without explicit customer consent. The scope and interpretation of the federal and state laws and regulations that are or may be applicable to the delivery of text messages or voice calls are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability. We rely on contractual representations made to us by our customers that they will comply with our acceptable use restrictions and applicable law and regulations in using our services. We cannot predict whether our role in facilitating our customers’ or other users’ activities would expose us to liability under applicable law.

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

Telecommunications laws and regulations (and interpretations thereof) are evolving in response to rapid changes in the telecommunications industry. If our carrier providers were to be subject to any changes in applicable law or regulation (or interpretations thereof), or additional taxes or surcharges, then we in turn may be subject to increased costs for their products and services or receive products and services that may be of less value to our customers, which in turn could adversely affect our business and operating results. Furthermore, our call recording and/or monitoring services may directly subject us to certain telecommunications-related laws and regulations. Finally, in the event that any federal or state regulators were to expand the scope of applicable laws and regulations or their application to include certain end users and information service providers, then our business and operating results could also be adversely affected. The following existing and possible future federal and state laws could impact the growth and profitability of our business:

•
The Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the “Act”), and the regulations promulgated by the FCC under Title II of the Act, may impose federal licensing, reporting and other regulatory obligations on the Company. To the extent we contract with and use the networks of VoIP service providers, new legislation or FCC regulation in this area could restrict our business, prevent us from offering service or increase our cost of doing business. There are an increasing number of regulations and rulings that specifically address access to commerce and communications services on the Internet, including internet protocol ("IP") telephony. We are unable to predict the impact, if any, that future legislation, legal decisions, or regulations concerning voice services offered via the Internet may have on our business, financial condition, and results of operations.
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
•
Federal and state telemarketing laws including the TCPA which limits the use of autodialing systems, artificial or prerecorded voice messages, SMS text messages and fax machines, the Telemarketing Sales Rule, the Telemarketing Consumer Fraud and Abuse Prevention Act and the rules and regulations promulgated thereunder. In recent years, the TCPA has become a fertile source for both individual and class action lawsuits and regulatory actions. Specifically, the TCPA restricts telemarketing and the transmission of automatic SMS text messages without proper consent. The scope and interpretation of the laws and regulations that are or may be applicable to the delivery of text messages and/or to the allowable methods of obtaining proper consent are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face liability. In addition, certain regulatory developments in this area may adversely impact the demand for some of our services (e.g. our text analytics and communications services) if some our customers become unable to obtain proper consents for their communications at historical volumes.
•
The Telephone Robocall Abuse Criminal Enforcement and Deterrence Act and the rules and regulations promulgated thereunder. The FCC has adopted rules requiring originating and terminating voice service providers to implement the STIR/SHAKEN caller identification ("ID") authentication framework to combat spoofed robocalls and is expected to adopt additional measures for that purpose. A number of our information services depend on integrations with voice service providers subject to these regulations. We maintain a registration in FCC’s Robocall Mitigation Database as a Non-Gateway Intermediate Provider. If we do not comply with our providers’ evolving requirements pertaining to these regulations or if future regulatory measures relative to the STIR/SHAKEN caller ID authentication framework result in unforeseen interoperability issues for our information services that we are unable to address in a timely and efficient manner, our business, financial condition, and results of operations could be negatively impacted and/or we could face liability.

•
Laws affecting telephone call recording and associated consent requirements. Under the Federal Wiretap Act, at least one party taking part in a call must be notified if the call is being recorded. Under this law, and most state laws, there is nothing illegal about one of the parties to a telephone call recording the conversation. However, a number of states (i.e. California, Connecticut, Delaware, Florida, Illinois, Maryland, Massachusetts, Montana, Nevada, New Hampshire, Pennsylvania, and Washington) require that all parties consent when one party wants to record a telephone conversation. The telephone recording laws in other states, like federal law, require only one party to be aware of the recording. The scope of the consent requirements under these laws may expand over time based on evolving case law in this area.
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

We may also be subject to costs and liabilities with respect to privacy issues. Several companies have incurred penalties for failing to abide by the representations made in their public-facing privacy policies. In addition, a significant number of U.S. states have enacted laws that require businesses and their service providers to implement and maintain reasonable security procedures and practices to protect personal information and to provide notice to consumers in the event of a security breach. For example, California enacted the California Consumer Privacy Act, which was subsequently amended by the California Privacy Rights Act of 2020 (collectively, “CPRA”), which went into effect on January 1, 2023. The CPRA gives California residents rights to access, correct, and delete their personal information, opt out of certain types of personal information sharing, limit the use of sensitive personal information as well as receive detailed information about how their personal information is retained and used. The CPRA and the regulations promulgated thereunder also include requirements for provisions to be included by businesses in their respective contracts with service providers, which limit the scope of permissible use for personal data processed as part of the services and give businesses certain rights to assess their service providers’ data processing operations. The CPRA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Multiple other states have enacted privacy-related legislation that provides for consumer rights similar to the CPRA. Further, it is anticipated that additional federal and state privacy-related legislation may be enacted. Such legislation could negatively affect our business in various ways such as by increasing our and/or our customers’ costs of compliance. Finally, the majority of the aforementioned privacy laws and regulations do not apply to information historically regulated by certain industry-specific legislation and regulations such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and/or the Gramm-Leach-Bliley Act, each of which include separate sets of security standards for the processing of covered data and provide for significant civil and/or criminal penalties for violations. To the extent that we increase our market share of conversational analytics offerings for customers in the healthcare and/or financial services industries, our risk of possible costs and liabilities related to compliance with these additional laws increases as well.

Foreign countries may enact laws that could negatively impact our business and/or may prosecute us for violating existing laws. Such laws might include European Union ("EU") member country conforming legislation under applicable EU Privacy, eCommerce, Data Protection Directives (and similar legislation in other countries where we may have operations), the EU General Data Protection Regulation (“GDPR”), which is directly applicable to all member states and which has substantial compliance obligations and significant potential administrative fines for non-compliance, as well as the GDPR equivalent law retained by the United Kingdom and any successor legislation thereto. Any costs incurred in addressing foreign laws could negatively affect the viability of our business. Our exposure to this risk will increase to the extent we expand our operations internationally.

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

Furthermore, global political crises such as terrorism or war, and public health crises, such as disease outbreaks, epidemics, or pandemics and their resulting impacts on the U.S. and global economies, our markets and business locations, could negatively impact our operating results.

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

It may be difficult for us to retain or attract qualified officers and directors, which could adversely affect our business and our ability to maintain the listing of our Class B common stock on the NASDAQ Stock Market.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting these roles. Further, applicable rules and regulations of the SEC and the NASDAQ heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters along with evolving diversity requirements for board composition. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of Class B common stock on the NASDAQ could be adversely affected.

Our Class B common stock prices have been and are likely to continue to be highly volatile.

The trading prices of our Class B common stock have been and are likely to continue to be highly volatile and subject to wide fluctuations and have at times declined significantly.

Our stock prices may fluctuate in response to a number of events and factors, which may be the result of our business strategy or events beyond our control, including: actual or anticipated fluctuations in our operating results; developments concerning proprietary rights, including patents, by us or a competitor; announcements by us or our competitors of significant contracts, acquisitions, financings, commercial relationships, joint ventures or capital commitments; loss of senior management or other key personnel; registration of additional shares of Class B common stock in connection with acquisitions; lawsuits initiated against us or lawsuits initiated by us; announcements of acquisitions or technical innovations; potential loss or reduced contributions from customers and reseller partners; significant volatility in the market price and trading volume of technology companies in general and of companies in our industry in particular; changes in growth or earnings estimates or recommendations by analysts; changes in the market valuations of similar companies; changes in our industry and the overall economic environment, including but not limited to uncertainty attributable to public health crises, such as disease outbreaks, epidemics or pandemics; volume of shares of Class B common stock available for public sale, including upon conversion of Class A common stock or upon exercise of stock options; Class B common stock repurchases under our share repurchase program; sales and purchases of stock by us or by our stockholders, including sales by certain of our executive officers and directors pursuant to written pre-determined selling and purchase plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended; short sales, hedging and other derivative transactions on shares of our Class B common stock; and an adverse impact on us from any of the other risks cited in this Risk Factors section.

In addition, the stock market in general, and the NASDAQ, the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. These broad market and industry factors may seriously harm the market price of our Class B common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against these companies.

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

As of December 31, 2024, Russell C. Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

We are also subject to Section 203 of the Delaware General Corporation Law ("DGCL"), which provides, subject to enumerated exceptions, that if a person acquires 15% or more of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more of our voting stock. The application of the DGCL could have the effect of delaying or preventing a change of control of our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. Cybersecurity

We are committed to protecting our information systems against cybersecurity threats. Any cybersecurity incident can adversely affect our business and disrupt our operations as described in greater detail in our Risk Factors relevant to cybersecurity risks. Our senior leadership, in consultation with our board of directors, has assigned responsibilities for ensuring and overseeing the operation of our information security program to the Marchex Information Security Committee (“ISC”) comprised of senior representatives of departments across our organization.

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

The ISC also oversees day-to-day cybersecurity risk mitigation efforts, which include, but are not limited to monitoring systems for availability, performance, and security issues, periodic vulnerability scans, penetration testing performed at least annually by independent, reputable, third-party vendors, as well as evaluating any risks associated with prospective third-party service providers who require access to sensitive customer data and implementing any additional controls to address significant risks identified. Furthermore, the ISC meets quarterly to discuss and analyze any relevant developments within the organization and industry relative to cybersecurity, reviews our internal policies and operational procedures relevant to cybersecurity at least annually, and promulgates updates when deemed necessary or advisable.

ITEM 2. PROPERTIES.

Our headquarters are located in Seattle, Washington and consist of approximately 12,000 square feet of leased office space. We lease additional office space in Wichita, Kansas. See Item 1 of this Annual Report on Form 10-K under the caption “Information Technology and Systems.”

We believe that our existing facilities are adequate for our near-term business needs.

ITEM 3. LEGAL PROCEEDINGS.

See Note 10: Commitments, Contingencies, and Taxes of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class B common stock has been traded on the NASDAQ Stock Market under the symbol “MCHX” since March 31, 2004 when we completed our initial public offering at a price of $6.50 per share. Prior to that time, there was no public market for our Class B common stock. The following table sets forth, for the periods indicated, the high and low market prices for Marchex’s Class B common stock as reported on the NASDAQ:

	High	Low
Year Ended December 31, 2024
First Quarter	$1.49	$1.11
Second Quarter	1.75	1.20
Third Quarter	2.16	1.36
Fourth Quarter	2.40	1.60
Year Ended December 31, 2023
First Quarter	$2.16	$1.72
Second Quarter	2.17	1.69
Third Quarter	2.11	1.31
Fourth Quarter	2.11	1.25

Holders

As of March 7, 2025, there was 1 shareholder of record of our Class A common stock and 34 shareholders of record of our Class B common stock, respectively. Since many of our shares of Class B common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Issuer Purchases of Equity Securities

In November 2014, the Company established a 2014 share repurchase program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3,000,000 shares in the aggregate of the Company’s Class B common stock. During the fiscal year 2024, we did not have any share repurchases under this program and 1,319,128 Class B common shares remain available for purchase under the plan.

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

Overview

Marchex, Inc. harnesses the power of AI and conversational intelligence to provide actionable insights aligned with prescriptive vertical market data analytics, driving operational excellence and revenue acceleration. Marchex enables executive, sales, and marketing teams to optimize customer journey experiences across communications channels. Through our prescriptive analytics solutions, we enable the alignment of enterprise strategy, empowering businesses to increase revenue through informed decision-making and strategic execution. Marchex provides conversational intelligence AI-powered solutions for market-leading companies in leading B2B2C vertical markets, including several of the world’s most innovative and successful brands.

Our mission is to create intelligence around all types of business conversations. We desire to be a leader in vertical market conversational intelligence leveraging generative AI and data analytics. We seek to empower performance improvements for our customers by giving them actionable, real-time insights into the conversations they are having with their customers across phone, text, and other communication channels. We have assembled a set of applications that incorporate AI functionality for enterprises that depend on phone calls, texts, and other communication channels to help convert prospects into customers, enabling compelling customer experiences during the sales process and helping maximize returns. Our proprietary data and conversational insights help enable brands to personalize customer interactions in order to accelerate sales and capture more opportunities to grow their business. We serve large enterprises with a distributed footprint that interact with their customers across multiple communication paths.

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

Cost of Revenue

Our cost of revenue represents the cost of providing our services to our customers. These costs primarily consist of telecommunication costs, including the use of phone numbers relating to our services; bandwidth and software license fees; network operations; and payroll and related expenses of personnel, including stock based compensation.

The Company has historically reported these costs under the caption "service costs" on the Consolidated Statement of Operations, but determined that the change to "cost of revenue" on a go-forward basis, beginning on December 31, 2024, better aligns the Company's financial reporting to its industry and competitors for comparison.

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

For the periods presented, substantially all of our product development expenses are research and development. Product development costs are expensed as incurred or capitalized into property and equipment in accordance with U.S. generally accepted accounting principles ("GAAP").

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

Amortization of Intangibles from Acquisitions

Amortization of intangible assets excluding goodwill relates to intangible assets identified in connection with our acquisitions. The intangible assets have been identified as customer relationships; acquired technology; non-competition agreements; trade names. These assets are fully amortized as of December 31, 2024.

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

Results of Operations

The following table presents revenue and certain operating results as a percentage of revenue:

	Year Ended December 31,	% of revenue	Year Ended December 31,	% of revenue
(In Thousands, Except Percentages)	2024		2023
Revenue	$48,122	100%	$49,910	100%
Expenses:
Cost of revenue	17,172	36%	20,582	41%
Sales and marketing	12,136	25%	11,412	23%
Product development	12,414	26%	15,355	31%
General and administrative	10,245	21%	10,205	20%
Amortization of intangible assets from acquisitions	602	1%	1,987	4%
Acquisition and disposition related costs	—	0%	12	0%
Total operating expenses	52,569	109%	59,553	119%
Loss from operations	$(4,447)	-9%	$(9,643)	-19%

Stock-based compensation expense was included in the following operating expense categories as follows:

	Year Ended December 31,
(In Thousands)	2024	2023
Cost of revenue	$24	$2
Sales and marketing	308	663
Product development	54	114
General and administrative	1,321	1,614
Total stock-based compensation	$1,707	$2,393

See Note 6: Stockholders' Equity of the Notes to Consolidated Financial Statements, as well as our Critical Accounting Policies for additional information about stock-based compensation.

Revenue

Revenue decreased $1.8 million, or 4%, to $48.1 million for the year ended December 31, 2024 from $49.9 million for the year ended December 31, 2023. This decrease was impacted primarily by lower conversational volumes in 2024 as compared to 2023, and certain non-recurring non-core analytics revenue in 2023. The lower volumes primarily came from several of our small business listing and solution providers that mostly sell marketing services to local businesses.

Expenses

Cost of Revenue. Cost of revenue decreased $3.4 million, or 17%, to $17.2 million for the year ended December 31, 2024 from $20.6 million for the year ended December 31, 2023. As a percentage of revenue, cost of revenue was 36% and 41% for the years ended December 31, 2024 and 2023, respectively. The change from the prior year was primarily due to $1.8 million in lower conversational data processing and telecommunication costs due to a combination of lower conversational volumes, benefits from leveraging AI technology, and efficient vendor costs management. In addition, personnel costs were $1.7 million lower as we reorganized and realigned our technology teams.

Sales and Marketing. Sales and marketing expenses increased $0.7 million, or 6%, to $12.1 million for the year ended December 31, 2024 from $11.4 million for the year ended December 31, 2023. As a percentage of revenue, sales and marketing expenses were 25% and 23% for the years ended December 31, 2024 and 2023, respectively. The change from the prior year was primarily attributable to $1.0 million in higher personnel costs, primarily due to investments made in the sales and marketing function to increase the sales workforce and prioritize go-to-market initiatives. This was partially offset by lower stock-based compensation costs of $0.3 million.

Product Development. Product development expenses decreased $3.0 million, or 19%, to $12.4 million for the year ended December 31, 2024 from $15.4 million for the year ended December 31, 2023. As a percentage of revenue, product development expenses were 26% and 31% for the years ended December 31, 2024 and 2023, respectively. The change from the prior year was primarily attributable to $2.9 million in lower personnel and contractor costs, as we reorganized and realigned our research and development teams.

General and Administrative. General and administrative expenses was consistent at $10.2 million for both the years ended December 31, 2024 and 2023. As a percentage of revenue, general and administrative expenses were 21% and 20% for the years ended December 31, 2024 and 2023, respectively.

Amortization of Intangible Assets from Acquisitions. Intangibles amortization expense was $0.6 million and $2.0 million for the years ended December 31, 2024 and 2023, respectively. This expense was associated with amortization of intangible assets acquired from business acquisitions made in 2018 and 2019, and is further categorized as cost of revenue or sales and marketing expense in the Company's Consolidated Statements of Operations based on the nature of the underlying intangible asset. The year over year decrease was driven by certain assets reaching the end of their useful life in the fourth quarter of the prior year. Intangible asset amortization from these acquisitions was completed in 2024 as a result of the remainder of these assets reaching the end of their useful lives.

Income Tax. Income tax expense was $0.4 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively, consisting primarily of deferred tax expense and U.S. state income taxes. We incurred federal taxable losses in both 2024 and 2023. The effective tax rate differed from the expected tax rate of 21% in both years primarily due to a the valuation allowance and, to a lesser extent, state income taxes, foreign branch income and rate differential, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, and other non-deductible amounts.

At both December 31, 2024 and 2023, based on all the available evidence, both positive and negative, we determined that it is more likely than not that our deferred tax assets will not be realized and accordingly recorded a full valuation allowance.

Net Loss. Net loss decreased $5.0 million, or 51%, to $4.9 million for the year ended December 31, 2024 from $9.9 million for the year ended December 31, 2023. The decrease in net loss was primarily attributable to the $7.0 million decrease in operating expenses, driven by the decrease in cost of revenue and product development expenses discussed above, that was partially offset by the $1.8 million decrease in revenue also discussed above.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, we had cash and cash equivalents of $12.8 million and $14.6 million, respectively. As of December 31, 2024, we had current and non-current contractual obligations of $11.4 million, of which $1.8 million is for payments due under our facilities and financed equipment leases.

Cash used in operating activities was $1.1 million during the year ended December 31, 2024. The cash used in operating activities was primarily the result of a net loss of $4.9 million, adjusted for non-cash items of $4.5 million, which primarily included depreciation and amortization and stock-based compensation, and the rest attributed to changes in working capital of $0.7 million. The change in working capital was driven primarily by a decrease in accrued expenses and other current liabilities as well as a decrease in accounts payable, partially offset by an increase in accounts receivable and prepaid expenses and other assets. Cash used in operating activities was $4.4 million during the year ended December 31, 2023. The cash used in operating activities was primarily the result of a net loss of $9.9 million, adjusted for non-cash items of $7.1 million, which primarily included depreciation and amortization and stock-based compensation, and the rest attributed to changes in working capital of $1.6 million. The change in working capital was driven primarily by a decrease in accrued expenses and other current liabilities as well as a decrease in accounts payable, partially offset by an increase in prepaid expenses and other assets and accounts receivable.

Cash used in investing activities for the years ended December 31, 2024 and 2023, was $0.4 million and $1.3 million, respectively, and was primarily attributable to cash paid for purchases of property and equipment for our technology infrastructure platform as well as capitalized software development costs in both years.

Cash used in financing activities for the years ended December 31, 2024 and 2023, was $0.3 million and $0.2 million, respectively, and was primarily attributable to payments made related to equipment financing lease obligations for both years.

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

Critical Accounting Policies

Our Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. Our critical accounting policies are those that we believe have the most significant impact to reported amounts of assets, liabilities, revenue and expenses and the related disclosures of contingent assets and liabilities and that require the most difficult, subjective, or complex judgments.

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

While our significant accounting policies are more fully described in Note 1: Description of Business and Summary of Significant Accounting Policies, we believe the following topics reflect our critical accounting policies and our more significant judgment and estimates used in the preparation of our Consolidated Financial Statements.

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

Stock-Based Compensation

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 718, Compensation – Stock Compensation, requires the measurement and recognition of compensation for all stock-based awards made to employees, non-employees and directors including stock options, restricted stock issuances, and restricted stock units be based on estimated fair values. We account for forfeitures as they occur. We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the vesting or service period, as applicable, of the stock-based award using the straight-line method.

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

Although the fair value of stock-based awards is determined in accordance with ASC 718, the assumptions used in calculating fair value of stock-based awards and the use of the Black-Scholes option pricing model is highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 6: Stockholders' Equity in the Notes to Consolidated Financial Statements for additional information.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method. We apply the provisions of the FASB ASC 350, Intangibles - Goodwill and Other, whereby assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead test for impairment at least annually.

Goodwill is tested annually on November 30 for impairment or more frequently if events and circumstances indicate that it might be impaired. The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Events and circumstances considered in determining whether the carrying value of goodwill may not be recoverable include but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; and significant changes in competition and market dynamics. These estimates are inherently uncertain and can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, a loss of a significant customer, changes in competition or changes in the share price of common stock and market capitalization. If our stock price were to trade below book value per share for an extended period of time and/or we experience adverse effects of a continued downward trend in the overall economic environment, changes in the business itself, including changes in projected earnings and cash flows, we may have to recognize an impairment of all or some portion of our goodwill assets. An impairment loss is recognized to the extent that the carrying amount exceeds the asset or asset group’s fair value. If the fair value is lower than the carrying value, a material impairment charge may be reported in our financial results. In certain instances, the fair value is determined in part based on cash flow forecasts and discount rate estimates. We cannot accurately predict the amount and timing of any impairment of goodwill. Should the value of goodwill assets become impaired, we would record the appropriate charge. Any future impairment charges could have a material adverse effect on our financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company under SEC Regulations, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders' and the Board of Directors of Marchex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marchex, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Occurrence of Pay per Call Revenue

As described in Note 1 of the consolidated financial statements, the Company generates revenue from the Company's conversational analytics technology platform when customers pay the Company a fee for call, text, or other communication related data element they receive from calls or texts or for each phone number tracked based on a pre-negotiated rate. Revenue is recognized over time as the service is performed.

We identified the occurrence of pay per call revenue as a critical audit matter as the processes to track and record the calls on which revenue is recorded is based on data from internally developed systems, which are complex and require an increased audit effort around assessing the reliability of data.

Our audit procedures related to the occurrence of calls included performing the following audit procedures, among others:

•
We obtained an understanding of the relevant controls related to the occurrence of calls and tested such controls for design and operating effectiveness.

•
In order to assess the accuracy of information generated from the internally developed information systems, we reconciled the total call information to the third-party vendor bills.

•
On a sample basis, we agreed the minutes from the call information to the vendor bill.

•
On a sample basis, we listened to calls to determine the call occurred.

•
On a sample basis, we obtained the customer invoice, the supporting call log data from the Company’s internal tracking system relating to the invoiced period, and the underlying customer contracts. For each sample we recalculated the invoiced amount.

•
We tested the reasonableness of changes in pay per call revenue by performing trend analysis which compared month-over month revenues.

/s/ RSM US LLP

We have served as the Company's auditor since 2022.

Seattle, Washington

March 14, 2025

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$12,767	$14,607
Accounts receivable, net	7,072	7,394
Prepaid expenses and other current assets	2,439	1,805
Total current assets	22,278	23,806
Property and equipment, net	1,811	2,398
Other assets, net	397	1,482
Right-of-use lease assets	1,156	1,631
Goodwill	17,558	17,558
Intangible assets from acquisitions, net	—	602
Total assets	$43,200	$47,477
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,349	$1,533
Accrued benefits and payroll	2,133	3,294
Other accrued expenses and current liabilities	4,197	3,217
Deferred revenue and deposits	1,093	1,214
Operating lease liability, current	495	462
Total current liabilities	9,267	9,720
Deferred tax liabilities	579	249
Finance lease liability, non-current	—	421
Operating lease liability, non-current	721	1,217
Total liabilities	$10,567	$11,607
Commitments and contingencies - See Note 10
Stockholders’ equity:
Common stock, $0.01 par value; Authorized 137,500 shares
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at December 31, 2024 and December 31, 2023	$49	$49
Class B: 125,000 shares authorized; 39,025 shares issued and outstanding at December 31, 2024, including 365 shares of restricted stock; and 38,661 shares issued and outstanding at December 31, 2023, including 720 shares of restricted stock	390	386
Additional paid-in capital	358,372	356,666
Accumulated deficit	(326,178)	(321,231)
Total stockholders’ equity	32,633	35,870
Total liabilities and stockholders’ equity	$43,200	$47,477

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Revenue	$48,122	$49,910
Expenses:
Cost of revenue	17,172	20,582
Sales and marketing	12,136	11,412
Product development	12,414	15,355
General and administrative	10,245	10,205
Amortization of intangible assets from acquisitions	602	1,987
Acquisition and disposition related costs	—	12
Total operating expenses	52,569	59,553
Loss from operations	(4,447)	(9,643)
Interest income (expense) and other, net	(120)	(173)
Loss before income tax expense	(4,567)	(9,816)
Income tax expense	380	94
Net loss applicable to common stockholders	$(4,947)	$(9,910)
Basic and diluted net loss per Class A and B share applicable to common stockholders	$(0.11)	$(0.23)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	4,661	4,661
Class B	38,498	37,960
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	4,661	4,661
Class B	43,159	42,621

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Class A		Class B		Additional		Total
	common stock		common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2022	4,661	$49	38,497	$385	$354,999	$(311,321)	$44,112
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	398	3	24	—	27
Retirements of treasury stock	—	—	(234)	(2)	—	—	(2)
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	1,643	—	1,643
Net loss	—	—	—	—	—	(9,910)	(9,910)
Balance at December 31, 2023	4,661	$49	38,661	$386	$356,666	$(321,231)	$35,870
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	8	—	3	—	3
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	1,707	—	1,707
Issuance of Class B common stock in connection with prior deferred issuance from acquisition	—	—	356	4	(4)	—	—
Net loss	—	—	—	—	—	(4,947)	(4,947)
Balance at December 31, 2024	4,661	$49	39,025	$390	$358,372	$(326,178)	$32,633

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss applicable to common stockholders	$(4,947)	$(9,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,646	3,873
Allowance for credit losses	(147)	641
Deferred income taxes	330	—
Loss on the disposal of capital assets	—	178
Stock-based compensation	1,707	2,393
Change in certain assets and liabilities:
Accounts receivable, net	469	360
Prepaid expenses, other current assets, and other assets	280	1,152
Accounts payable	(566)	(1,255)
Accrued compensation, other accrued, and other liabilities	(755)	(1,658)
Deferred revenue and deposits	(121)	(169)
Net cash used in operating activities	(1,104)	(4,395)
Cash flows from investing activities:
Purchases of property and equipment	(429)	(1,377)
Proceeds from sales of property and equipment	—	65
Net cash used in investing activities	(429)	(1,312)
Cash flows from financing activities:
Proceeds from exercises of stock options, issuance and vesting of restricted stock and employee stock purchase plan, net	3	25
Repayments under finance lease liabilities and related obligations	(310)	(185)
Net cash used in financing activities	(307)	(160)
Net decrease in cash and cash equivalents	(1,840)	(5,867)
Cash and cash equivalents at beginning of period	14,607	20,474
Cash and cash equivalents at end of period	$12,767	$14,607
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$63	$70
Cash paid for interest	$124	$115
Non-cash purchases of property and equipment	$383	$—

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies

(a) Description of Business and Basis of Presentation

Marchex, Inc. was incorporated in the state of Delaware on January 17, 2003. The Company is a conversation intelligence company that harnesses the power of AI and conversational intelligence to provide actionable insights aligned with prescriptive vertical market data analytics, driving operational excellence and revenue acceleration. Marchex enables executive, sales, and marketing teams to optimize customer journey experiences across all communication channels. Through our prescriptive analytics solutions, we enable the alignment of enterprise strategy, empowering businesses to increase revenue through informed decision-making and strategic execution.

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company has used estimates related to several financial statement amounts, including revenues, the fair value of stock options awards, and the impairment of goodwill. Actual results could differ from those estimates.

(b) Going Concern

Based on our operating plans we believe that our resources will be sufficient to fund our operations, including any investments in strategic initiatives, for at least twelve months from March 14, 2025, the date of financial statement issuance. The Company considers any substantial doubt raised from recent net losses from operations to be alleviated by management's future operating plans, which consist of strategies for product innovation, increased sales, and cost cutting and efficiency efforts. When evaluating the Company's ability to continue as a going concern, management analyzed our strong working capital and cash position, positive momentum from year over year operating performance, and absence of any internal or external matters outstanding that would cause operating plans to be significantly revised.

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds. The Company maintains cash balances with large financial institutions in excess of federally insured limits.

(d) Fair Value of Financial Instruments

The carrying value of financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

Assets, liabilities, and operations of foreign subsidiaries are recorded based on the functional currency of the entity. For a majority of our foreign operations, the functional currency is the U.S. dollar. Assets and liabilities denominated in a currency other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in Interest income (expense) and other, net in the Consolidated Statements of Operations.

(e) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable balances are presented net of allowance for credit losses.

Allowance for Credit Losses

The allowance for credit losses is the Company’s best estimate of the amount of expected credit losses in existing accounts receivable. The Company determines the allowance based on analysis of historical bad debts, customer concentrations, customer creditworthiness and current economic trends. Past due balances over 90 days and specific other balances are reviewed individually for collectability. The Company reviews accounts for collectability and the allowance for adequacy quarterly. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

We capitalize certain software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed, and it is probable that the software will be used as intended. Capitalized software costs include (i) external direct costs of materials and services utilized in developing computer software, (ii) compensation and related benefits for employees who are directly associated with the software projects. Capitalized software costs are amortized on a straight-line basis when placed into service over the estimated useful life of the software, generally averaging three years. We capitalized $47.2 thousand in software development costs for the year ended December 31, 2024 and $0.4 million for the year ended December 31, 2023.

(g) Leases

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

(h) Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method, net of recognized impairment.

Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually on November 30, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. No impairment was recognized for the years ended December 31, 2024 and 2023.

(i) Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the primary asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of would be separately presented on the Company's Consolidated Balance Sheets and reported at the lower of their carrying amount or fair value less costs to sell, and no longer depreciated. No impairment was recognized for the years ended December 31, 2024 and 2023.

(j) Revenue Recognition

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

(k) Cost of Revenue

Our cost of revenue represents the cost of providing our services to our customers. These costs primarily consist of cloud computing and hosting costs, telecommunication costs, including the use of phone numbers relating to our services; bandwidth and software license fees; network operations; and payroll and related expenses of personnel, including stock based compensation.

The Company has historically reported these costs under the caption "service costs" on the Consolidated Statement of Operations, but determined that the change to "cost of revenue" on a go-forward basis, beginning on December 31, 2024, better aligns the Company's financial reporting to its industry and competitors for comparison.

(l) Advertising Expenses

Advertising costs are expensed as incurred and include mobile and online advertising and related outside marketing activities, including sponsorships and trade shows. Such costs are included in sales and marketing. Advertising costs were approximately $0.4 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively.

(m) Product Development

Product development costs consist primarily of expenses incurred by the Company in the research and development, creation, and enhancement of the Company’s products and services. Research and development costs are expensed as incurred and include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing features and functionality of the services. For the periods presented, substantially all of the product development expenses are related to research and development. Product development costs are expensed as incurred or capitalized into property and equipment in accordance with FASB ASC 350. ASC 350 requires that cost incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

(n) Income Taxes

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

(o) Defined Contribution 401(k) Plan

The Company maintains voluntary defined contribution plans, which are qualified, covering employees that meet eligibility requirements. Eligible employees may elect to defer and contribute a portion of their eligible compensation to the plans, not to exceed the dollar amounts set by applicable laws. Cash contributions by the Company were approximately $0.2 million for both the years ended December 31, 2024 and 2023.

(p) Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense, over the vesting or service period, as applicable, of the stock award using the straight-line method. The Company accounts for forfeitures as they occur.

(q) Net Loss Per Share

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

In accordance with the two class method, the undistributed losses for each year are allocated based on the contractual participation rights of the Class A and Class B common shares and the restricted shares as if the losses for the year had been distributed. Considering the terms of the Company’s charter which provides that, if and when dividends are declared on its common stock in accordance with Delaware General Corporation Law, equivalent dividends shall be paid with respect to the shares of Class A common stock and Class B common stock and that both classes of common stock have identical dividend rights and would share equally in the Company’s net assets in the event of liquidation, the Company has allocated undistributed losses on a proportionate basis. See Note 6: Stockholders' Equity of the Notes to Consolidated Financial Statements for additional information.

Instruments granted in unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities prior to vesting. As such, the Company’s restricted stock awards are considered participating securities for purposes of calculating loss per share. Under the two class method, dividends paid on unvested restricted stock are allocated to these participating securities and therefore impact the calculation of amounts allocated to common stock.

(r) Guarantees

FASB ASC 460, Guarantees, provides accounting guidance surrounding liability recognition and disclosure requirements related to guarantees. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of ASC 460 except for standard indemnification provisions that are contained within many of the Company’s agreements, and give rise only to the disclosure requirements prescribed by ASC 460.

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

(s) Recent Accounting Pronouncement Not Yet Effective

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures, which requires public entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and may be applied on a prospective basis, with early adoption permitted. The Company is currently assessing the impact of this ASU on its Consolidated Financial Statements.

In January 2025, the FASB issued ASU 2025-01, which updates the effective date of the November 2024 issued ASU 2024-03, Disaggregation of Income Statement Expenses, that requires public entities to improve disclosures about their expenses and provide more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is now effective for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of this ASU on its Consolidated Financial Statements.

Note 2: Revenue Recognition

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. Net accounts receivable, including unbilled accounts receivable, consists of the following:

	December 31,
(In Thousands)	2024	2023
Accounts receivable:
Billed	$5,420	$6,102
Unbilled	1,736	1,523
Allowance for expected credit losses	(84)	(231)
Accounts receivable, net	$7,072	$7,394

Accounts receivable, net was $8.4 million as of January 1, 2023, which included Unbilled accounts receivable of $2.1 million.

Customer payments received in advance of revenue recognition are considered contract liabilities and are recorded as deferred revenue. The deferred revenue balance and revenue recognized that was included in these contract liabilities at the beginning of the period consists of the following:

	December 31,
(In Thousands)	2024	2023
Deferred revenue and deposits	$1,093	$1,214

Revenue recognized in the period from contract liability at beginning of period	$1,197	$1,346

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentive compensation including commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship. The Company’s contract acquisition costs shown below consist of $0.8 million in Prepaid expenses and other current assets and $2.6 million in Other assets, net on the December 31, 2024 Consolidated Balance Sheet. The full gross balance was included in Other assets, net at December 31, 2023. The net amounts consist of the following:

	December 31,
(In Thousands)	2024	2023
Contract assets:
Gross balance	$3,407	$1,920
Accumulated amortization	(2,247)	(1,634)
Contract assets, net	$1,160	$286

Note 3: Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the years ended December 31, 2024 and 2023, the Company operated in a single segment comprised of its conversational analytics and related solutions. In accordance with ASC 280, Segment Reporting, Edwin Miller, Chief Executive Officer, functions as the Company's chief operating decision maker for segment reporting purposes.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, which improved reportable segment disclosure requirements, on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 during the year ended December 31, 2024 with no material impact to the Company's Consolidated Financial Statements.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of December 31, 2024 and 2023, no significant long-lived assets were held by entities outside of the U.S.

Revenues from customers by geographical areas are tracked on the basis of the location of the customer. The majority of the Company’s revenue and accounts receivable are derived from domestic sales to customers.

Revenues by geographic region are as follows:

	Year Ended December 31,
(In Percentages)	2024	2023
United States	99%	99%
Canada and other countries	1%	1%
Total	100%	100%

Note 4: Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions.

The Company has one customer that generally represents more than 10% of consolidated revenue. The table below sets forth the percentage of the Company's consolidated revenue that was attributed to this customer for the periods presented below:

	Year Ended December 31,
(In Percentages)	2024	2023
Customer A	10%	11%

The Company has one customer that generally represents more than 10% of consolidated accounts receivable. The Company also has a significant concentration of credit risk arising from receivables due from a network of independent dealers that is above the 10% threshold. These dealers, while independently operated, sell the same brands and collectively represent a substantial portion of the Company's receivables. The table below sets forth the percentage of the Company's outstanding receivable balance that was attributed to this customer, and attributed to the aggregated balance due from the independent dealer network, as of the periods presented below:

	December 31,
(In Percentages)	2024	2023
Concentration type:
Customer A	23%	21%
Independent dealer network A	15%	16%

Note 5: Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2024 and 2023: cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. The following table provides information about the fair value of our cash and cash equivalents balance:

	December 31,
(In Thousands)	2024	2023
Level 1 assets:
Cash	$7,615	$9,510
Money market funds	5,152	5,097
Total cash and cash equivalents	$12,767	$14,607

Note 6: Stockholders' Equity

(a) Common Stock and Authorized Capital

The total number of shares of all classes of capital stock which the Company has authority to issue is 138,500,000 shares, consisting of (i) 137,500,000 shares of common stock, par value $0.01 per share, of which 12,500,000 shares are designated Class A common stock and 125,000,000 shares are designated Class B common stock, and (ii) 1,000,000 shares of preferred stock, par value $0.01 per share. The Company’s board of directors has the authority to designate rights, privileges and restrictions of each such series, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series.

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

In November 2014, the Company’s board of directors authorized a new share repurchase program (“2014 Repurchase Program”), which superseded and replaced any prior repurchase programs. Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3,000,000 shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited or terminated at any time without prior notice. The Company made no repurchases under the 2014 Repurchase Program for the years ended December 31, 2024 and 2023. Shares repurchased but not yet retired by the Company are classified as treasury stock on the Consolidated Balance Sheet before retirement. Retirement of treasury stock results in reductions to common stock and additional paid-in capital.

(b) Stock Option Plan

The Company’s active stock incentive plan (“2021 Plan”), which was established in 2021, allows for grants of stock options, restricted stock units and restricted stock awards to eligible participants and such options may be designated as incentive or non-qualified stock options at the discretion of the 2021 Plan’s Administrative Committee. Prior to the 2021 Plan, the Company granted stock-based awards under its 2012 Stock Incentive Plan (“2012 Plan”). No further awards were made under the 2012 Plan after December 31, 2021. The 2021 Plan authorizes up to 3,500,000 shares of Class B common stock that may be issued with respect to awards granted under the 2021 Plan, and provides that the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 3,500,000 shares. Annual increases to each of these share limits are to be added on the first day of each fiscal year beginning on January 1, 2022 equal to 3% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company) or in the case of incentive stock options, the lesser of (i) 2,000,000 shares of Class B common stock, or (ii) 3% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company), or (iii) such number as determined by the Company’s board of directors. As a result of this provision, the authorized number of shares available under the 2021 Plan was increased by 1,299,680 and 1,294,725 on January 1, 2024 and 2023, respectively, bringing the aggregate authorized number of shares available under the 2021 Plan to 7,355,971 and 6,056,291 on January 1, 2024 and 2023, respectively. The Company may issue new shares or reissue treasury shares for stock option exercises and restricted stock grants. Generally, stock options have 10-year terms and vest 25% each year either annually or quarterly, over a 4-year period and restricted stock awards and units vest 25% each year annually over a 4-year period.

The Company did not grant any options with exercise prices less than the then current market value during 2024 or 2023.

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

Stock-based compensation expense was included in the following operating expense categories:

	Year Ended December 31,
(In Thousands)	2024	2023
Cost of revenue	$24	$2
Sales and marketing	308	663
Product development	54	114
General and administrative	1,321	1,614
Total stock-based compensation	$1,707	$2,393

Stock-based compensation expense as reported in the Consolidated Statements of Operations for the year ended December 31, 2023, varies from the reported Stock-based compensation from options and restricted stock, net of forfeitures in the Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2023, because of a reclassification of a $0.8 million payment owed to a former employee in connection with the Sonar acquisition. This payment was to be made, at the Company's election, in any mix of cash or restricted stock. The Company had previously determined its intent and ability to settle this obligation in restricted stock; however, in December 2023, the Company chose to settle in cash, resulting in a reclassification of this payment obligation from Additional paid-in capital to Other accrued expenses and current liabilities in the Consolidated Statements of Balance Sheets. This caused a decrease to Stock-based compensation from options and restricted stock, net of forfeitures in the Consolidated Statements of Stockholders’ Equity, with no corresponding decrease in stock-based compensation as reported in the Consolidated Statements of Operations, for the year ended December 31, 2023.

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the years ended December 31, 2024 and 2023, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, and vesting schedules. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments, which we consider to be zero.

The following assumptions were used in determining the fair value of time-vested stock options granted for the periods indicated:

Year Ended December 31,
	2024	2023
Expected life (in years)	4.00 - 6.25	4.00 - 6.25
Risk-free interest rate	3.93% - 4.43%	3.86% - 3.93%
Expected volatility	57% - 64%	57% - 64%

Stock option activity during the period is as follows:

	Options (in thousands)	Weighted average exercise price of options	Weighted average remaining contractual term (in years)
Balance at December 31, 2023	5,395	$2.21	7.39
Options granted	2,012	1.61
Options forfeited	(180)	1.63
Options expired	(188)	6.84
Options exercised	—
Balance at December 31, 2024	7,039	$1.91	7.57

As of December 31, 2024, there was $3.1 million of unrecognized compensation costs related to stock options. These costs are expected to be recognized over the weighted average period of 2.59 years.

Restricted stock awards and restricted stock unit activity during the period is as follows:

	Shares/ Units (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	782	$1.94
Granted	—	—
Vested	(361)	1.96
Forfeited	(15)	1.46
Unvested at December 31, 2024	406	$2.04

Restricted stock awards and restricted stock units are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. Restricted stock awards and restricted stock units are expensed on a straight-line basis over the vesting or service period, as applicable, and forfeitures are recognized as they occur. Restricted stock units entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service conditions. As of December 31, 2024, there was $0.3 million of unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over the weighted average period of 1.08 years.

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

The following table presents the computation of basic net loss per share applicable to common stockholders for the periods ended:

	Year Ended December 31,
	2024		2023
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(534)	$(4,413)	$(1,084)	$(8,826)
Denominator:
Weighted average number of shares outstanding - basic	4,661	38,498	4,661	37,960
Basic net loss per share applicable to common stockholders	$(0.11)	$(0.11)	$(0.23)	$(0.23)

The following table presents the computation of diluted net loss per share for the periods ended:

	Year Ended December 31,
	2024		2023
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(534)	$(4,413)	$(1,084)	$(8,826)
Reallocation of net loss for Class A to Class B shares	—	(534)	—	(1,084)
Diluted net loss applicable to common stockholders:	$(534)	$(4,947)	$(1,084)	$(9,910)
Denominator:
Weighted average number of shares outstanding - basic	4,661	38,498	4,661	37,960
Conversion of Class A to B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding - diluted	4,661	43,159	4,661	42,621
Diluted net loss per share applicable to common stockholders	$(0.11)	$(0.11)	$(0.23)	$(0.23)

Anti-dilutive securities	—	5,951	—	4,689

Note 8: Property and Equipment

Property and equipment consisted of the following:

	December 31,
(In Thousands)	2024	2023
Computer and other related equipment	$1,198	$1,012
Purchased and internally developed software	3,276	2,699
Furniture and fixtures	262	260
Construction in progress	72	25
	$4,808	$3,996
Less: accumulated depreciation and amortization	(2,997)	(1,598)
Property and equipment, net	$1,811	$2,398

Depreciation and amortization expense related to property and equipment was as follows:

	Year Ended December 31,
(In Thousands)	2024	2023
Depreciation and amortization expense	$1,399	$1,783

Note 9: Leases

The Company has operating leases for its corporate office headquarters in Seattle, Washington, and office space in Wichita, Kansas. The Company recognizes its operating lease agreements in accordance with ASC 842, Leases, and recognizes rent expense on a straight-line basis over the lease term with any lease incentives amortized as a reduction of rent expense over the lease term. Assets under operating leases are included in Right-of-use lease assets, and the related liabilities are included in Operating lease liability, current and Operating lease liability, non-current on the Consolidated Balance Sheets.

Assets under finance leases, which primarily represent computer equipment, are subject to a rental agreement for a third-party's utilization of this equipment; however, we retain our primary obligation under the original financing terms. Therefore, the Company does not have a right-of-use asset, but it does carry the lease liability related to this financed equipment, on the Consolidated Balance Sheets. The present value of the rent receivable from the rental agreement is included in Other assets, net, and the related lease liability is included in Other accrued expenses and current liabilities and Finance lease liability, non-current on the Consolidated Balance Sheets.

Lease cost recognized in the Consolidated Statements of Operations and other lease information is summarized as follows:

	Year Ended December 31,
(In Thousands)	2024	2023
Operating lease cost	$575	$1,067
Finance lease cost:
Amortization of right-of-use assets	—	134
Interest on lease liabilities	72	90
Variable and short-term lease cost	23	182
Total lease cost	$670	$1,473
Other information:
Weighted-average remaining lease term - operating leases	2.6	3.6
Weighted-average remaining lease term - finance leases	0.9	1.9
Weighted-average discount rate - operating leases	7.0%	6.7%
Weighted-average discount rate - finance leases	14.1%	14.1%
Cash paid for operating leases	$562	$462
Cash paid for finance leases	$459	$268

As of December 31, 2024, the Company’s future payments under operating and finance lease liabilities were as follows:

(In Thousands)	Operating Leases	Finance Leases
2025	$566	$421
2026	397	—
2027	380	—
2028	—	—
2029 and thereafter	—	—
Gross future lease payments	$1,343	$421
Less: imputed interest	(127)	(24)
Present value of total lease liabilities	$1,216	$397
Less: current portion of lease liabilities	(495)	(397)
Total long-term lease liabilities	$721	$—

Note 10: Commitments, Contingencies, and Taxes

Commitments

The Company has commitments for future payments related to office facilities and financed equipment leases, as well as other contractual obligations primarily related to minimum payments due to outside service providers. For information regarding the Company's lease commitments, see Note 9: Leases of the Notes to the Consolidated Financial Statements.

Future minimum payments on the Company's other contractual obligations are approximately as follows:

(In Thousands)
2025	$4,164
2026	4,065
2027	1,383
2028	—
2029 and thereafter	—
Total minimum payments	$9,612

Contingencies

The Company from time to time is a party to disputes and legal and administrative proceedings arising from the ordinary course of business. We could become in the future subject to legal proceedings, governmental investigations, and claims in the ordinary course of business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks, and other intellectual property rights. Such claims, even if not meritorious, could force us to expend significant financial and managerial resources and could be material. See (p) Guarantees section of Note 1: Description of Business and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for additional information.

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

On October 21, 2022, the Shareholder Representatives for the former shareholders of Telmetrics, Inc. (an entity acquired by the Company in 2018) filed litigation against the Company in the U.S. District Court for the District of Delaware. The plaintiffs are asserting claims under a share purchase agreement and escrow agreement regarding entitlement to an earnout of up to $3.0 million and $1.0 million that was placed in escrow to secure indemnification obligations. On March 22, 2023, the plaintiffs filed an amended complaint also seeking substantial punitive damages, followed by a second amended complaint on May 9, 2023. On February 2, 2024, the Magistrate Judge issued a report and recommendation advising the U.S. District Court Judge to dismiss certain claims from the second amended complaint and to allow other claims to proceed to discovery. On July 17, 2024, the U.S. District Court Judge adopted portions of the Magistrate Judge's recommendation. The parties have begun discovery. While we believe we have meritorious defenses to this lawsuit and are vigorously defending against it, litigation is inherently uncertain and we cannot currently predict the ultimate outcome of this matter.

While any litigation contains an element of uncertainty, the Company is not aware of any legal proceedings or claims which are pending that the Company believes, based on current knowledge, will have, individually or taken together, a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Taxes

The components of the loss before income tax expense consisted of the following:

	Year Ended December 31,
(In Thousands)	2024	2023
United States	$(4,565)	$(9,829)
Foreign	(2)	13
Loss before income tax expense	$(4,567)	$(9,816)

Income tax expense consisted of the following:

	Year Ended December 31,
(In Thousands)	2024	2023
Current federal provision
State	$49	$78
Foreign	—	—
Deferred provision (benefit)
Federal	160	25
State	171	(9)
Total income tax expense	$380	$94

The Company's income tax expense differed from the amounts computed by applying the U.S. federal statutory rate to the loss before provision for income taxes as a result of the following:

	Year Ended December 31,
(In Thousands)	2024	2023
Income tax benefit at U.S. statutory rate	$(959)	$(2,061)
State taxes, net of valuation allowance	(129)	(339)
Foreign taxes	92	3
Non-deductible items	13	(29)
Stock-based compensation (1)	145	101
Valuation allowance	491	2,307
Tax credits	(474)	(282)
Goodwill tax basis difference	1,201	394
Total income tax expense	$380	$94
(1)
Includes non-deductible stock-based compensation and excess tax benefits and shortfalls from stock-based compensation

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below and reflect the 21% U.S. federal statutory rate for the years ended December 31, 2024 and 2023:

	As of December 31, 2024
(In Thousands)	2024	2023
Deferred tax assets:
Accrued liabilities not currently deductible	$357	$559
Intangible assets-excess of financial statement over tax amortization	3,276	2,096
Stock-based compensation	941	741
Federal net operating and capital losses	42,283	42,774
Research & experimental tax and other credit carryforwards	6,198	5,612
Lease liability	307	416
Capitalized research and development	2,170	1,764
Other	274	337
Gross deferred tax assets	$55,806	$54,299
Valuation allowance	(54,597)	(54,105)
Net deferred tax assets	$1,209	$194
Deferred tax liabilities:
Fixed assets	$(295)	$—
Intangible assets-excess of tax over financial statement amortization	(1,433)	—
Right-of-use lease asset	—	(404)
Other	(60)	(39)
Net deferred tax liabilities	$(579)	(249)

As of December 31, 2024, the Company’s federal and state net operating loss ("NOL") carryforwards were approximately $179.8 million and $60.1 million, respectively. Of the total federal NOL carryforwards reported, we have accumulated $56.7 million with an indefinite life as of December 31, 2024. The remaining federal and state NOL carryforwards will begin to expire in 2027 and 2028, respectively, for income tax purposes. As of December 31, 2024, the Company’s federal research and development credit carryforwards were $6.5 million, which will begin to expire in 2029.

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

The Company regularly reviews deferred tax assets to assess whether it is more likely than not that its deferred tax assets will be realized and, if necessary, establishes a valuation allowance for portions of such assets to reduce the carrying value. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to customer usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, with the exception of certain insignificant foreign deferred tax assets, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized and, accordingly, recorded 100% valuation allowance against these deferred tax assets as of both December 31, 2024 and 2023.

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

The following table summarizes activity related to tax contingencies, which are recorded as an offset to deferred tax assets:

(In Thousands)
Gross tax contingencies—January 1, 2023	$1,384
Gross increases to current period tax positions	25
Gross tax contingencies—December 31, 2023	$1,409
Gross increases to current period tax positions	60
Gross tax contingencies—December 31, 2024	$1,469

Note 11: Identifiable Intangible Assets from Acquisitions

Intangible assets from acquisitions represent customer relationships, acquired technology, non-competition agreements, and trade names. These assets are determined to have definite lives and are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. The amortization periods range from one to five years. As of December 31, 2024, the net identifiable intangible assets have been fully amortized.

Identifiable intangible assets from acquisitions consisted of the following:

	As of December 31, 2024
(In Thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(9,588)	$(3,430)	$—
Technologies	9,369	(8,307)	(1,062)	—
Non-compete agreements	3,409	(3,063)	(346)	—
Trade names	734	(613)	(121)	—
Total identifiable intangible assets from acquisitions	$26,530	$(21,571)	$(4,959)	$—

	As of December 31, 2023
(In Thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,018	$(9,588)	$(3,430)	$—
Technologies	9,369	(7,839)	(1,062)	468
Non-compete agreements	3,409	(2,929)	(346)	134
Trade names	734	(613)	(121)	—
Total identifiable intangible assets from acquisitions	$26,530	$(20,969)	$(4,959)	$602

The amortization of intangible assets is separately presented on the Consolidated Statements of Operations; if these amortization costs were not separately stated, they would be reported as follows:

	Year Ended December 31,
(In Thousands)	2024	2023
Components of amortization of intangibles from acquisitions:
Cost of revenue	$467	$467
Sales and marketing	135	1,520
Total	$602	$1,987

Note 12: Divestiture Support Services Fee

In October 2020, the Company sold certain assets to a related party controlled by a shareholder and officers of the Company. In connection with the closing, the Company also entered into an administrative support services agreement with the related party purchaser pursuant to which the Company was to provide services to the related party purchaser for a support services fee. The support services fees are included in the Consolidated Statements of Operations, net of the related expenses, within Cost of revenue, Sales and marketing, Product development, and General and administrative. As of December 31, 2024 and 2023, the net amount due from the purchaser of $40.5 thousand and $0.4 million, respectively, is included in the Company’s Consolidated Balance Sheet within Prepaid expenses and other current assets.

The components of related party support services fees in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
(In Thousands)	2024	2023
Components of related party support services fee recovery
Cost of revenue	$101	$1,115
Sales and marketing	—	90
Product development	—	172
General and administrative	104	147
Total	$205	$1,524

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

Management’s Report on Internal Control Over Financial Reporting

Management of Marchex, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2025 annual meeting of stockholders (the “2025 Proxy Statement”), or an amendment to this 10-K, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the Company’s fiscal year ended December 31, 2024.

Our Code of Ethics for our Chief Executive Officer and Senior Financial Officers is available on our web site, www.marchex.com, by clicking “Investors” and then “Corporate Governance”.

ITEM 11. EXECUTIVE COMPENSATION.

The information required under this item may be found in the 2025 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item may be found in the 2025 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item may be found in the 2025 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company’s independent registered public accounting firm is RSM US LLP, Seattle, WA, PCAOB ID: 49.

The information required under this item may be found in the 2025 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2024.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.
The following reports and financial statements are included in Part II, Item 8 of this Form 10-K:
•
Report of Independent Registered Public Accounting Firm;
•
Consolidated Balance Sheets as of December 31, 2024 and 2023;
•
Consolidated Statements of Operations for the years ended December 31, 2024 and 2023;
•
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024 and 2023;
•
Consolidated Statements of Cash Flow for the years ended December 31, 2024 and 2023; and
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

10.1

Amended and Restated Lease effective as of June 5, 2009, between 520 Pike Street, Inc. and the Registrant (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 10, 2015).

*10.2

Marchex, Inc. Amended and Restated Annual Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 8, 2017).

*10.3	Marchex, Inc. 2012 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed with the SEC on July 10, 2017).

*10.4

Form of Incentive Stock Option Notice and Agreement (2012 Stock Incentive Plan) (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019).

*10.5

Form of Nonstatutory Stock Option Notice and Agreement (2012 Stock Incentive Plan) (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019).

*10.6

Form of Restricted Stock Agreement (2012 Stock Incentive Plan) (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019).

Exhibit Number	Description of Document

*10.7

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

10.9

Amendment No. 3 to Amended and Restated Lease dated June 27, 2017, between 520 Pike Street, Inc. and the Registrant (incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2017).

*10.10	Marchex, Inc. 2021 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed with the SEC on August 20, 2021).

*10.11	Form of Incentive Stock Option Notice and Agreement (2021 Stock Incentive Plan).

*10.12	Form of Nonstatutory Stock Option Notice and Agreement (2021 Stock Incentive Plan).

*10.13	Form of Restricted Stock Agreement (2021 Stock Incentive Plan).

*10.14	Form of Restricted Stock Units Notice and Agreement (2021 Stock Incentive Plan).

10.15

Sublease effective as of January 5, 2023, between the Board of Regents of the University of Washington and the Registrant (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2023)

*10.16

Independent Contractor Agreement dated February 3, 2023 by and between Russell C. Horowitz and the Registrant (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2023)

†21.1	Subsidiaries of the Registrant.

†23.1	Consent of RSM US LLP

24.1	Power of Attorney (incorporated herein by reference to the signature page of the Annual Report on Form 10-K)

†31.1(i)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.1(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

††32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†97.1	Policy for Recovery of Executive Compensation

†101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

†101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

Exhibit Number	Description of Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

† Filed herewith.

†† Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on March 14, 2025.

MARCHEX, INC.

By:	/S/ BRIAN NAGLE
Principal Financial Officer and Principal Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian Nagle, as his attorney-in-fact, with the full power of substitution, for him, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney-in-fact, and with full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/S/ EDWIN MILLER	March 14, 2025
Edwin Miller Chief Executive Office (Principal Executive Officer)

/S/ BRIAN NAGLE	March 14, 2025
Brian Nagle Principal Financial Officer and Principal Accounting Officer

/S/ RUSSELL C. HOROWITZ	March 14, 2025
Russell C. Horowitz Chairman

/S/ MICHAEL A. ARENDS	March 14, 2025
Michael A. Arends Vice Chairman

/S/ DENNIS CLINE	March 14, 2025
Dennis Cline Director

/S/ DONALD COGSVILLE	March 14, 2025
Donald Cogsville Director

/S/ M. WAYNE WISEHART	March 14, 2025
M. Wayne Wisehart Director