Form 10-K/A
period 2024-12-31
MARCHEX INC
filed 2025-04-18
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

For the transition period from to .

Commission File Number 000-50658

Marchex, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	35-2194038
(State or other jurisdiction of incorporation or organization) 1200 5th Ave, Suite 1300, Seattle, WA (Address of principal executive offices)	(I.R.S Employer Identification No.) 98101 (Zip Code)

Registrant’s telephone number, including area code: (206) 331-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, $0.01 par value per share	MCHX	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

The number of shares of Registrant’s Class A common stock outstanding as of April 11, 2025 was 4,660,927. The number of shares of Registrant’s Class B common stock outstanding as of April 11, 2025 was 39,240,803.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None.

EXPLANATORY NOTE

Marchex, Inc. (“we,” “us,” “our,” “Marchex,” or "the Company") is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”), as originally filed with the United States Securities and Exchange Commission (“SEC”) on March 14, 2025. The purpose of this Amendment is to include Part III information which will be incorporated by reference for our definitive proxy statement for our 2025 Annual Meeting of Stockholders. This information was previously omitted from the 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K. The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted.

In accordance with Rule 12b-15 under the United States Securities Exchange Act of 1934, as amended, the cover page to the Form 10-K, Part III, Items 10 through 14 of our Form 10-K are hereby amended and restated in their entirety. In addition, a new certification of our principal executive officer ("PEO") and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached dated as of the filing date of this Amendment. This Amendment does not amend or otherwise update any other information in our 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to our Form 10-K.

In Marchex’s filings with the SEC, information is sometimes "incorporated by reference." This means that we refer the user to information previously filed with the SEC that should be considered as part of the particular filing. In addition, this Amendment includes a website address. This website address is intended to provide inactive, textual references only. The information on this website is not part of this Amendment.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

The Board of Directors currently consists of five (5) individuals. Directors are elected to hold office until the next annual meeting of stockholders and until their respective successors have been elected and qualified. The names, ages, and tenures of our directors are set forth below:

Name	Age	Position	Director Since
Michael Arends	54	Vice Chairman	February 2023
Dennis Cline (1)(2)(3)	64	Director	May 2003
Donald Cogsville (1)(2)(3)	59	Director	April 2019
Russell Horowitz	58	Chairman	August 2017
M. Wayne Wisehart (1)(2)(3)	79	Director	November 2008

(1)
Member of the Audit Committee
(2)
Member of the Nominating and Governance Committee
(3)
Member of the Compensation Committee

Set forth below is a description of the business experience of each current director, including a discussion of the specific experience, qualifications, attributes and skills that led our Board of Directors to conclude that those individuals should serve as our directors:

Michael Arends. Mr. Arends has served as our Vice Chairman since February 2023. Mr. Arends served as our Co-Chief Executive Officer ("CEO"), including previously as a member of the Office of the CEO from October 2016 to February 2023, and served as our Chief Financial Officer ("CFO") from May 2003 through April 2021. Prior to joining Marchex, Mr. Arends held various positions at KPMG LLP since 1992, most recently as a Partner in KPMG’s Pacific Northwest Information, Communications, and Entertainment assurance practice. Mr. Arends is a Certified Public Accountant ("CPA") and a Chartered Accountant and received a Bachelor's of Commerce degree from the University of Alberta. Mr. Arends brings historic knowledge and continuity together with extensive operational, finance, accounting, and transactional experience to the board.

Dennis Cline. Mr. Cline has served as a member of our Board of Directors since May 2003. Previously, Mr. Cline served on the board of advisors of Blackstratus, a provider of security information event management products and services from 2014 through 2019. Mr. Cline served on the board of directors of TraceSecurity, a provider of cloud-based security solutions, from 2003 to 2015. From 2004 to 2006, Mr. Cline served as CEO and Executive Chairman of netForensics, a provider of security event information management. Prior to joining netForensics as its CEO, Mr. Cline was Managing Partner of DMC Investments, a firm he founded in 2000, which provides capital and consulting services to technology companies. From 1988 to 2000, Mr. Cline was the CEO of DirectWeb, a provider of computer hardware and Internet access for consumers. Prior to DirectWeb, Mr. Cline was a senior executive at Network Associates, a provider of computer security solutions. Mr. Cline received his J.D. from Rutgers School of Law and his B.A. from Rutgers University. Mr. Cline brings extensive governance, marketing, sales and broad management expertise to the board.

Donald Cogsville. Mr. Cogsville has served as a member of our Board of Directors since April 2019. Mr. Cogsville is the CEO of The Cogsville Group, LLC, a New York-based, private equity real estate investment firm founded in 2007. Mr. Cogsville began his career as an attorney in the Structured Finance Group at Skadden, Arps, Slate, Meagher & Flom LLP. Subsequently, Mr. Cogsville joined the Leveraged Finance Group at Merrill Lynch as an investment banker. Additionally, Mr. Cogsville serves or has served on the Board of Visitors of University of North Carolina, The New York Urban League, Jazz at Lincoln Center, The Amsterdam News Editorial Board, and founded the non-partisan voter registration initiative, Citizen Change. Mr. Cogsville received his J.D. from Rutgers

School of Law and his B.A. from University of North Carolina at Chapel Hill. Mr. Cogsville brings extensive operational, finance and transactional experience to the board.

Russell Horowitz. Mr. Horowitz is a founder of our Company and has served as our Chairman since April 2019. Mr. Horowitz served as our Co-CEO, including previously as a member of the Office of the CEO from October 2016 to February 2023. Previously, Mr. Horowitz served as our Executive Director since August 2017. Immediately prior, Mr. Horowitz, served as a consultant to the Company from May of 2016 through August 2017. Prior to serving as a consultant to the Company, Mr. Horowitz served as Executive Director from February 2015 to May 2016 and as CEO, Treasurer, and Chairman of the Board from inception to February 2015. Mr. Horowitz was previously a founder of Go2Net, a provider of online services to merchants and consumers, including merchant Web hosting, online payment authorization technology, and Web search and directory services. He served as its Chairman and CEO from its inception in February 1996 until its merger with InfoSpace in October 2000, at which time Mr. Horowitz served as the Vice Chairman and President of the combined company through the merger integration process. Additionally, Mr. Horowitz served as the CFO of Go2Net from its inception until May 2000. Prior to Go2Net, Mr. Horowitz served as the CEO and a director of Xanthus Management, LLC, the general partner of Xanthus Capital, a merchant bank focused on investments in early-stage companies, and was a founder and CFO of Active Apparel Group, now Everlast Worldwide. Mr. Horowitz received a B.A. in Economics from Columbia College of Columbia University. Mr. Horowitz brings historic knowledge and continuity together with extensive operational and industry expertise to the board.

M. Wayne Wisehart. Mr. Wisehart has served as a member of our Board of Directors since November 2008. From February 2010 to November 2010, Mr. Wisehart served as CFO for All Star Directories, a publisher of online and career school directories. Mr. Wisehart previously served as the CFO of aQuantive, Inc. (formerly Avenue A Media, Inc.), a leading global digital marketing company, which was acquired by Microsoft in August 2007. Prior to aQuantive, Mr. Wisehart served as CFO of Western Wireless Corporation, a cellular phone service provider, which was acquired by Alltel in August 2005. Mr. Wisehart also served as the CFO from 2000 to 2002 of iNNERHOST, Inc., a Web hosting services company, as President and CEO from 1999 to 2000 of TeleDirect International Inc., a company that provides customer interaction systems, and as the President and CEO from 1997 to 1998 of Price Communications Wireless. Mr. Wisehart received a B.S. degree in Business from the University of Missouri-St. Louis. Mr. Wisehart brings extensive financial and accounting expertise to the board.

Executive Officers

Our current named executive officers, their positions with the Company and ages, are as follows:

Name	Age	Position
Edwin Miller	55	CEO
Troy Hartless	54	Chief Revenue Officer ("CRO")
Brian Nagle	39	Principal Financial Officer
Russell Horowitz	58	Chairman

Biographical information for our executive officers is set forth below:

Edwin Miller. Mr. Miller has served as our CEO since February 2023. Prior to joining Marchex, Mr. Miller served as an Operating Executive with Gemspring Capital since May 2021, as President, CEO, and Director of The Interest Group from January through December 2020, and as President, CEO, and Director of Astreya Partners from 2014 to 2019. Mr. Miller received a Bachelor of Science, Management degree from Liberty University - Dual Minors (German and French), and a Master's of Business Administration in Finance and International Affairs from The George Washington University School of Business.

Troy Hartless. Mr. Hartless has served as our CRO since April 2023. Prior to joining Marchex, Mr. Hartless was the CEO of TLJ Capital since 2009. Prior to TLJ Capital, Mr. Hartless was the Chief Operating Officer ("COO") of Govplace, Inc. from 2019 to 2020, and the CRO of 9Lenses from 2017 to 2019. Mr. Hartless received a Bachelor's of Science, Business Administration degree from Liberty University.

Brian Nagle. Mr. Nagle has served as our Principal Financial Officer and Principal Accounting Officer since March 2025, after joining the Company in August 2024. Prior to joining Marchex, Mr. Nagle served as the Vice President of Financial Reporting at Seekr Technologies from 2022 to 2024. Prior to Seekr Technologies; Director of SEC Reporting and Technical Accounting at Emergent BioSolutions from 2021 to 2022 and previously as Senior Manager of SEC Reporting and Technical Accounting from 2019 to 2021; and held several positions at KPMG LLP from 2008 to 2019, most recently as Senior Manager, Audit. Mr. Nagle holds degrees in Accounting and Corporate Finance from Salisbury University and is a licensed CPA.

Russell Horowitz. Refer to Directors section above for biographical information.

Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, officers and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership. Directors, officers and 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on review of the copies of such reports the Company has received, or written representations that no other reports were required for those persons, the Company believes that its directors, officers and 10% stockholders complied with all applicable filing requirements during 2024.

Code of Conduct and Code of Ethics. The Company has adopted a code of conduct applicable to each of the Company’s officers, directors and employees, and a code of ethics applicable to the Company’s CEO, Principal Financial Officer and the Company’s senior financial officers, as contemplated by Section 406 of the Sarbanes-Oxley Act of 2002 and both codes are available on our website at www.marchex.com.

Audit Committee. The Audit Committee is currently comprised of Messrs. Cline, Cogsville and Wisehart (Chair). Each of the members of the Audit Committee is independent for purposes of the NASDAQ listing standards as they apply to Audit Committee members and each member of the Audit Committee is an Audit Committee financial expert, as defined in the rules of the SEC. The Audit Committee operates under a charter that is available on our website at www.marchex.com. The functions of the Audit Committee include reviewing, with the Company’s independent registered public accounting firm, the scope and timing of the independent registered public accounting firm’s services, the independent registered public accounting firm’s report on the Company’s consolidated financial statements and internal control over financial reporting following completion of the Company’s audits, and the Company’s internal accounting and financial control policies and procedures, and making annual recommendations to the Board of Directors for the appointment of an independent registered public accounting firm for the ensuing year. The Audit Committee held eight meetings and took action by written consent on three occasions during the year ended December 31, 2024.

Policy for Securities Transactions. We have adopted policies and procedures governing the purchase and sale of our securities that are applicable our directors, officers, and employees. Our securities trading policies and procedures are designed to promote compliance with insider trading laws in accordance with SEC and NASDAQ rules, and also prohibit or discourage transactions that would hedge the risk of ownership of our equity securities or involve the pledging our equity securities.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The Role of Stockholder Say-on-Pay Votes

In September 2023, we last held a stockholder advisory vote to approve the compensation of our named executive officers ("NEOs") as determined pursuant to SEC Regulation S-K Item 402 (the “say-on-pay proposal”). Our stockholders overwhelmingly approved the compensation of our NEOs, with approximately 95% of stockholder votes cast in favor of the say-on-pay proposal. The Compensation Committee believes this affirms the stockholders’ support of our approach to executive compensation and did not change its approach in 2024.

The Compensation Committee will continue to consider the outcome of our say-on-pay votes when making future compensation decisions for the NEOs.

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
•
Long-Term Growth in Stockholder Value. We believe that management compensation packages should reflect as much as possible the risk and opportunity experienced by our stockholders. As a result, we strongly emphasize performance-based compensation arrangements, which reward NEOs for contributions to our long-term growth and overall corporate success.

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

NEO Compensation for 2024

Our Compensation Committee in reviewing our executive compensation packages assesses salary and bonus, salary and bonus history, the number and value of shares owned by our executives, and vesting and exercise history of prior equity grants. The Compensation Committee also considers data regarding compensation paid at public media, internet, and technology-based companies of comparable size to our Company and which could compete for the services of our NEOs. Although the compensation practices of our competitors instruct our review, we use that data only to gain perspective and do not “benchmark” our compensation to any particular level.

Base Salary and Bonus

The 2024 salaries and bonuses shown in the table following the Summary Compensation Table section of this Amendment below were set by our Compensation Committee based on the compensation review discussed above, as well as a consideration of the respective NEO’s total compensation package including prior equity grants, exercise history, and existing stock ownership. Base salaries and bonuses are a necessary part of our compensation program and provide executives with a fixed portion of pay that is not performance-based. Our goal is to provide competitive base pay levels. The Compensation Committee considered each NEO’s skills, experience, level of responsibility, performance and contribution to our Company. The Compensation Committee also took into account in conjunction with the NEO’s specific areas of responsibilities and objectives, each NEO’s contribution to the Company’s overall success as a member of the management team. The Compensation Committee considers the relative compensation levels among all the members of the management team to ensure the Company’s executive compensation programs are internally consistent and equitable. All salaries and bonuses are reviewed at least annually and subject to future adjustment by the Compensation Committee.

Equity Compensation and Grant Practices

All of our employees and directors are eligible to receive options, shares of restricted stock awards ("RSAs"), and/or restricted stock units ("RSUs") under our 2021 Stock Incentive Plan (“2021 Stock Plan”).

The Compensation Committee periodically, and at least annually, considers equity awards to the Company's NEOs, but does not automatically grant equity awards to NEOs every year. The Compensation Committee takes into account the various factors outlined in the discussion of base salary and bonus above as well as the Company’s financial performance and its impact on stockholder value and also analyzes existing NEO equity holdings and prior equity awards to take into account whether additional grants are appropriate and necessary to recalibrate the cash-equity balance of NEO compensation packages.

On July 26, 2024, the Compensation Committee granted stock options to Messrs. Miller and Hartless under the 2021 Stock Plan pursuant to a periodic review of equity award incentives for executive officers of the Company.

On November 6, 2024, the Compensation Committee granted stock options to Mr. Horowitz under the 2021 Stock Plan in connection with his reelection as a Director at the 2024 Annual Meeting of Stockholders of the Company.

You can find more information regarding these grants, including the corresponding vesting schedules, by referring to the table following the Outstanding Equity Awards at 2024 Fiscal Year-End section of this Amendment below.

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

The Compensation Committee may grant equity awards at any time. It is our practice to not time equity award grants in relation to the release of material non-public information.

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

Policy for Recovering Incentive Compensation

We have adopted a policy for the recovery of certain executive compensation received on or after October 2, 2023 in the event of certain restatements of our financial statements in accordance with SEC and NASDAQ rules.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2024, are or have been an officer or employee of the Company. No member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. During 2024, none of the Company’s executive officers served on the Compensation Committee (or its equivalent) or Board of Directors of another entity where any of that entity's executive officers also served on the Company’s Compensation Committee or Board of Directors.

Summary Compensation Table (1)

The following table sets forth information concerning the compensation received during the years ended December 31, 2024 and 2023, as applicable, by our NEOs:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (2) ($)	Option Awards (3) ($)	Non-equity Compensation ($)	All Other Compensation (4) ($)	Total ($)
Edwin Miller	2024	425,000	376,250	-	376,000	-	2,656	1,179,906
CEO	2023	386,363	-	-	1,073,750	-	-	1,460,113
Troy Hartless	2024	375,000	261,781	-	282,000	-	-	918,781
CRO	2023	281,250	-	-	600,500	-	-	881,750
Russell Horowitz	2024	255,000	-	-	54,000	-	40,013	349,013
Chairman	2023	319,161	-	123,750	94,517	-	-	537,428
Holly Aglio	2024	330,000	-	-	-	-	-	330,000
Former CFO	2023	57,292	50,000	-	237,000	-	-	344,292
(1)
Includes only those columns relating to compensation awarded to, earned by, or paid to the NEOs in 2024 and 2023.
(2)
These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards (such as by vesting of a stock award). Amounts represent the aggregate grant date fair value of stock awards each year computed in accordance with Accounting Standards Codification ("ASC") 718, Stock Compensation, excluding the effect of forfeitures. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of each stock award, refer to Note 6 to the Consolidated Financial Statements contained in our 2024 Form 10-K filed on March 14, 2025.
(3)
These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards (such as by exercising stock options). Amounts represent the aggregate grant date fair value of option awards each year computed in accordance with ASC 718, excluding the effect of forfeitures. The fair value of the shares underlying the option awards that vest based on time is estimated using the Black-Scholes option pricing model. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of each stock award, refer to Note 6 to the Consolidated Financial Statements from our 2024 Form 10-K filed on March 14, 2025.
(4)
Unless otherwise noted, the total of all perquisites and personal benefits of each NEO falls below the reportable amount threshold for disclosure within this table. Mr. Miller's amount in 2024 exceeded the threshold and consisted of the Company's 401k matching contribution. Mr. Horowitz's amount in 2024 also exceeded the threshold and consisted of Consolidated Omnibus Budget Reconciliation Act ("COBRA") health insurance reimbursements.

Outstanding Equity Awards at 2024 Fiscal Year-End (1)

The following table sets forth certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to our NEOs as of December 31, 2024. Certain option and stock awards provide for accelerated vesting, in certain circumstances. For more information on these acceleration provisions, please refer to section Potential Payments upon Termination or Change in Control at 2024 Fiscal Year-End of this Amendment below.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)
Edwin Miller
Stock Options	2/3/2023 (5)	131,250	168,750	2.09	2/3/2033	—	—
Stock Options	2/3/2023 (8)	93,750	281,250	2.09	2/3/2033	—	—
Stock Options	9/28/2023 (5)	109,375	240,625	1.45	9/28/2033	—	—
Stock Options	7/26/2024 (5)	—	250,000	1.58	7/26/2034	—	—
Stock Options	7/26/2024 (5)	—	150,000	1.58	7/26/2034	—	—
Troy Hartless
Stock Options	4/3/2023 (5)	56,250	93,750	1.86	4/3/2033	—	—
Stock Options	4/3/2023 (8)	63,508	136,492	1.86	4/3/2033	—	—
Stock Options	9/28/2023 (5)	93,750	206,250	1.45	9/28/2033	—	—
Stock Options	7/26/2024 (5)	—	200,000	1.58	7/26/2034	—	—
Stock Options	7/26/2024 (5)	—	100,000	1.58	7/26/2034	—	—
Russell Horowitz
Stock Options	10/22/2020 (9)	20,000	—	1.90	10/22/2030	—	—
Stock Options	12/31/2020 (9)	95,000	—	1.96	12/31/2030	—	—
Stock Options	1/4/2021 (5)	38,437	2,563	2.02	1/4/2031	—	—
Restricted Stock	1/4/2021 (3)	—	—	—	—	10,250	17,938
Stock Options	10/1/2021 (7)	20,000	—	3.02	10/1/2031	—	—
Stock Options	12/30/2021 (6)	47,500	—	2.57	12/30/2031	—	—
Stock Options	1/3/2022 (5)	35,062	15,938	2.56	1/3/2032	—	—
Restricted Stock	1/3/2022 (3)	—	—	—	—	25,500	44,625
Stock Options	9/29/2022 (4)	20,000	—	1.78	9/29/2032	—	—
Stock Options	12/30/2022 (7)	36,000	36,000	1.60	12/30/2032	—	—
Restricted Stock	12/30/2022 (7)	—	—	—	—	36,000	63,000
Stock Options	1/25/2023 (5)	22,312	28,688	2.00	1/25/2033	—	—
Restricted Stock	1/25/2023 (3)	—	—	—	—	38,250	66,938
Stock Options	9/28/2023 (4)	10,000	10,000	1.45	9/28/2033	—	—
Restricted Stock	9/28/2023 (4)	—	—	—	—	7,500	13,125
Stock Options	11/6/2024 (4)	—	50,000	1.80	11/6/2034	—	—
Holly Aglio
Stock Options	10/30/2023 (5)	75,000	225,000	1.38	10/30/2033	—	—
(1)
Includes only those columns for which there are outstanding equity awards at December 31, 2024. All other columns have been omitted.
(2)
The market value of unvested stock awards is calculated by multiplying the number of unvested stock awards held by the applicable NEO by the closing price of $1.75 per share of our Class B common stock on the NASDAQ stock exchange on December 31, 2024.
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
(6)
The options and shares of restricted stock vest on the fifth annual anniversary of the grant date with accelerated vesting as follows: (a) 50% of such options and shares of restricted stock shall vest upon attainment of specified revenue, adjusted operating income before amortization and depreciation ("OIBA") or share price targets at the later of eighteen (18) months or performance attainment (2022 revenue (or trailing 12 months revenue) exceeding 120% of 2021 level, 2022 adjusted OIBA (or trailing 12 months adjusted OIBA) exceeding specified multiples of 2021 level, or the Class B Common Stock share price for twenty (20) consecutive trading days exceeding 150% of the initial 2021 consecutive trading day average), and (b) such remaining unvested options and RSUs upon attainment of specified revenue, adjusted OIBA or share price targets at the later of thirty (30) months or performance attainment (trailing twelve (12) month revenue exceeding 127% of 2021 level, trailing twelve (12) month adjusted OIBA exceeding specified multiples of 2021 level higher than the initial performance target above, or the Class B Common Stock share price for twenty (20) consecutive trading days exceeding 160% of the initial 2021 consecutive trading day average.
(7)
The options and shares of restricted stock vest on the fifth annual anniversary of the grant date with accelerated vesting as follows: (a) 50% of such options and shares of restricted stock shall vest upon attainment of specified revenue, adjusted OIBA or share price targets at the later of eighteen (18) months or performance attainment (2023 revenue (or trailing 12 months revenue) exceeding 120% of 2022 level, 2023 adjusted OIBA (or trailing 12 months adjusted OIBA) exceeding specified multiples of 2022 level, or the Class B Common Stock share price for twenty (20) consecutive trading days exceeding 150% of the initial 2022 consecutive trading day average), and (b) such remaining unvested options and RSUs upon attainment of specified revenue, adjusted OIBA or share price targets at the later of thirty (30) months or performance attainment (trailing twelve (12) month revenue exceeding 127% of 2022 level, trailing twelve (12) month adjusted OIBA exceeding specified multiples of 2022 level higher than the initial performance target above, or the Class B Common Stock share price for twenty (20) consecutive trading days exceeding 160% of the initial 2022 consecutive trading day average.
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

Potential Payments upon Termination or Change in Control at 2024 Fiscal Year-End

Employment Arrangements

On July 26, 2024, the Company updated the following employment terms for Messrs. Miller and Hartless. In the event that such officer is terminated by the Company without “Cause” (as such term is defined in such officer’s offer letter), or by such officer for “Good Reason” (defined as material diminution in duties, reduction in annual salary or target bonus from prior year, or relocation of place of performance of duties by more than 50 miles) following the occurrence of a Change in Control, such officer will receive a lump sum payment equal to twelve months of base salary plus the amount of any earned bonus for the prior calendar year (such bonus amount capped at 100% of such officer’s then annual salary), and twelve months of COBRA benefits. In the event of termination of employment due to death or disability, such officer or his estate will receive eighteen months of COBRA benefits. In the event of a Change in Control, termination by the Company without “Cause” or termination due to death or disability prior to a Change in Control, 100% of any and all unvested time-based and performance options, restricted stock and restricted stock units shall become immediately vested.

Equity Awards

The equity awards set forth in the table following the Outstanding Equity Awards at 2024 Fiscal Year-End section of this Amendment above are subject to certain conditions on vesting as well as accelerated vesting in part or in full in the event of a Change in Control or for certain awards in the event of Double-Trigger Change in Control Acceleration.

Pay versus Performance

The following table sets forth the compensation information of our PEOs, and the average compensation information of our other NEOs (“non-PEO”), both as reported in the Summary Compensation Table and with certain adjustments to reflect the compensation actually paid (“CAP”), as calculated in accordance with the SEC rules, to such individuals and certain measures of the Company’s financial performance:

	PEO (1)		PEO (2)		PEO (3)
Fiscal Year	Summary Compensation Table Total ($)	Compensation Actually Paid ($)	Summary Compensation Table Total ($)	Compensation Actually Paid ($)	Summary Compensation Table Total ($)	Compensation Actually Paid ($)
2024	1,179,906	1,318,187	—	—	—	—
2023	1,460,113	1,193,371	529,876	181,122	537,428	80,840
2022	—	—	1,181,049	239,989	889,017	138,523

(1) Amounts reported in these columns reflect the amounts for Edwin Miller for 2024 and 2023.

(2) Amounts reported in these columns reflect the amounts for Michael Arends for 2023 and 2022.

(3) Amounts reported in these columns reflect the amounts for Russell Horowitz for 2023 and 2022.

	Non-PEO NEO (4)
Fiscal Year	Average Summary Compensation Table Total	Average Compensation Actually Paid ($)	Value of Initial Fixed $100 investment on December 31, 2021 based on Total Shareholder Return ($)	Net Loss ($K)
2024	624,391	681,340	$70.56	(4,947)
2023	489,738	349,350	$54.84	(9,910)
2022	756,756	381,781	$64.52	(8,245)

(4) Amounts reported in these columns reflect the amounts for Troy Hartless and Holly Aglio for 2024; Troy Hartless, Holly Aglio, Ryan Polley, and John Roswech for 2023; and Ryan Polley and John Roswech for 2022.

The deductions, and additions to, total compensation in the Summary Compensation Table by year that were used to calculated CAP include:

		Summary Compensation Table Total	Grant Date Value of New Awards	Year End Value of New Awards	Change in Value of Awards Vested in Current Year	Change in Value of Awards Already Vested	Values of Awards Canceled as of Prior Year	Total Equity CAP	Total CAP*
Fiscal Year		(1)	(2)	(3)	(4)	(5)	(6)	(7)=(3)+(4)+(5)+(6)	(8)=(1)-(2)+(7)
2024	PEO (a)	1,179,906	376,000	424,000	90,281	-	-	514,281	1,318,187
	Average Non-PEO NEO (d)	624,391	141,000	159,000	38,949	-	-	197,949	681,340
	PEO (a)	1,460,113	1,073,750	807,008	-	-	-	807,008	1,193,371
2023	PEO (b)	529,876	221,650	162,099	(90,651)	(198,552)	-	(127,104)	181,122
	PEO (c)	537,428	218,267	145,000	(299,973)	(83,348)	-	(238,321)	80,840
	Average Non-PEO NEO (d)	489,738	390,367	373,979	-	-	(124,000)	249,979	349,350
	PEO (b)	1,181,049	591,360	515,840	(316,445)	(549,095)	-	(349,700)	239,989
2022	PEO (c)	889,017	416,470	346,690	(176,636)	(504,078)	-	(334,024)	138,523
	Average Non-PEO NEO(d)	756,756	188,000	124,000	(103,414)	(207,561)	-	(186,975)	381,781
(a)
Amounts reported in this row reflect the amounts for Edwin Miller for 2024 and 2023.
(b)
Amounts reported in this row reflect the amounts for Michael Arends for 2023 and 2022.
(c)
Amounts reported in this row reflect the amounts for Russell Horowitz for 2023 and 2022.
(d)
Amounts reported in this row reflect the amounts for Troy Hartless and Holly Aglio for 2024; Troy Hartless, Holly Aglio, Ryan Polley, and John Roswech for 2023; and Ryan Polley and John Roswech for 2022.

Pay Versus Performance: Graphical Description

The illustrations below provide graphical descriptions of the relationships between the following:

• The PEO’s and non-PEO NEO’s CAP and the Company’s cumulative total shareholder return (“TSR”); and

• The PEO’s and non-PEO NEO’s CAP and the Company’s net loss.

CAP versus TSR

$1,400
$1,200
$1,000
$800
$600
$400
$200
$-
CAP ($K)
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
TSR ($100 Initial Investment)
2024
2023
2022
PEO (1)
PEO (2)
PEO (3)
Avg Non-PEO NEO
TSR

(1)
PEO CAP represents the compensation actually paid to Edwin Miller in 2024 and 2023.
(2)
PEO CAP represents the compensation actually paid to Michael Arends in 2023 and 2022.
(3)
PEO CAP represents the compensation actually paid to Russell Horowitz in 2023 and 2022.

CAP versus Net Loss

$1,400
$1,200
$1,000
$800
$600
$400
$200
$-
CAP ($K)
$(12,000)
$(10,000)
$(8,000)
$(6,000)
$(4,000)
$(2,000)
$-
Net Loss ($K)
2024
2023
2022
PEO (1)
PEO (2)
PEO (3)
Avg Non-PEO NEO
Net Loss ($K)

(1)
PEO CAP represents the compensation actually paid to Edwin Miller in 2024 and 2023.
(2)
PEO CAP represents the compensation actually paid to Michael Arends in 2023 and 2022.
(3)
PEO CAP represents the compensation actually paid to Russell Horowitz in 2023 and 2022.

Compensation of Directors

The Compensation Committee is responsible for periodically reviewing and recommending to the Board of Directors the compensation of our independent directors. The following table summarizes compensation earned during 2024 for service as a member of our Board of Directors, except Mr. Horowitz, our Chairman, whose compensation is reflected within the Summary Compensation Table section above.

2024 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards (1) ($)	Total ($)
Michael Arends	—	—	54,000	54,000
Dennis Cline	30,000	—	54,000	84,000
Donald Cogsville	30,000	—	54,000	84,000
M. Wayne Wisehart	30,000	—	54,000	84,000

(1)
The amounts in the stock awards and option awards columns reflect the aggregate grant date fair value of equity awards granted to directors in 2024 in accordance with ASC 718. These amounts do not reflect whether the director has actually realized or will realize a financial benefit from the awards (such as by vesting in a restricted stock).

The number of equity awards for service as a member of our Board of Directors (except for Mr. Horowitz) outstanding as of December 31, 2024 were:

Name	Stock Awards (#)	Option Awards (#)	Total (#)
Michael Arends	7,500	70,000	77,500
Dennis Cline	7,500	165,000	172,500
Donald Cogsville	7,500	165,000	172,500
M. Wayne Wisehart	7,500	165,000	172,500

In November 2024, based upon the elections of the individual directors at our 2024 annual meeting of stockholders and in accordance with Marchex’s previously announced director compensation policy: (i) the Company granted 50,000 options at an exercise price of $1.80 per share, which was the closing price of the Company’s stock price on November 6, 2024, under Marchex’s 2021 Stock Plan to each of Marchex’s directors as compensation for their annual board service. Fifty percent (50%) of such options shall vest on the first and second annual anniversary of the grant date, respectively, and with vesting in full upon a Change in Control in each case assuming continued service on Marchex’s Board of Directors for such period. In addition, Marchex agreed to pay $7,500 in cash per quarter for each independent directors’ annual director service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

To the Company’s knowledge, the following table sets forth information regarding the beneficial ownership of our Class A common stock and Class B common stock as of April 11, 2025 by:

•
each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of the outstanding shares of our Class A common stock or Class B common stock;
•
each of our directors and nominees for director;
•
each of our executive officers listed in the “Summary Compensation Table”; and
•
all of our directors, nominees for director and executive officers as a group.

Percentage of beneficial ownership is based on 4,660,927 shares of our Class A common stock and 39,240,803 shares of our Class B common stock outstanding as of April 11, 2025. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or RSUs held by that person that are currently exercisable or exercisable or issuable upon vesting within 60 days of April 11, 2025, are deemed outstanding. These shares are not, however, deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as otherwise noted below, the address for each beneficial owner listed below is c/o Marchex, Inc., 1200 5thAve, Suite 1200, Seattle, WA, 98101.

	Shares Beneficially Owned
	Class A Common Stock		Class B Common Stock
Name and, as appropriate, Address of Beneficial Owner	Shares	%	Shares	%	Total Voting Power (1) (%)
5% Security Holders:
Edenbrook Capital, LLC (2)	—	—	14,561,905	37.1	9.3
116 Radio Circle
Mount Kisco, NY 10549
Koller Capital LLC (3)	—	—	3,865,175	9.8	2.5
1343 Main Street, Suite 413
Sarasota, FL 34236
NEOs and Directors:
Michael Arends (4)	—	—	1,947,254	5.0	1.3
Dennis Cline (5)	—	—	251,760	*	*
Donald Cogsville (6)	—	—	195,623	*	*
Troy Hartless (7)	—	—	301,008	*	*
Russell C. Horowitz (8)	4,660,927	100.0	1,356,542	3.5	0.9
Edwin Miller (9)	—	—	819,134	2.1	*
Brian Nagle	—	—	—	—	—
M. Wayne Wisehart (10)	—	—	426,145	1.1	*
All directors and executive officers as a group (8 persons) (11)	4,660,927	100.0	5,297,466	13.5	3.4

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
(2)
Based on the most recently available Schedule 13D filed with the SEC on November 13, 2023 by Edenbrook Capital, LLC (“Edenbrook”); Jonathan Brolin, an individual; and Edenbrook Long Only Value Fund, LP (“Edenbrook Fund”). Edenbrook and Mr. Brolin report beneficial ownership and shared voting and dispositive power of 14,561,905 shares of our Class B common stock. The Edenbrook Fund reports beneficial ownership of 13,239,567 shares of our Class B common stock.
(3)
Based on the most recently available Schedule 13G filed with the SEC on February 9, 2024 by Koller Capital LLC (“Koller”); Koller Microcap Opportunities Fund LP (“Koller Microcap”); and Ross Koller. Koller, Koller Microcap, and Mr. Koller collectively reported beneficial ownership of 3,865,175 shares of our Class B common stock.
(4)
Includes: (1) 126,250 shares of restricted stock subject to vesting; (2) 505,525 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 11, 2025; (3) 18,100 shares of Class B common stock held in an Individual Retirement Account for the benefit of Mr. Arends; and (4) 6,500 shares of Class B common stock held in an Individual Retirement Account for the benefit of Diana Arends, Mr. Arends’ wife. 1,077,879 shares of such Class B common stock have been pledged as collateral to a third-party lender.
(5)
Includes: (1) 7,500 shares of restricted stock subject to vesting; (2) 105,000 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 11, 2025; (3) 28,500 shares of our Class B common stock held by DMC Investments, LLC, a limited liability company of which Mr. Cline is the managing member; and (4) 10,000 shares of our Class B common stock held by the Colburn Cline Trust for the benefit of Colburn Cline, the son of Mr. Cline, for which shares Mr. Cline disclaims beneficial ownership.
(6)
Includes: (1) 7,500 shares of restricted stock subject to vesting; and (2) 105,000 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 11, 2025.
(7)
Includes 301,008 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 11, 2025.
(8)
Includes: (1) 4,660,927 shares of our Class A common stock held by MARRCH Investments, LLC; (2) 81,750 shares of restricted stock subject to vesting; (3) 359,624 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 11, 2025; and (4) 5,000 shares of Class B common stock held in an Individual Retirement Account for the benefit of Mr. Horowitz. Mr. Horowitz is the managing member of MARRCH Investments, LLC and, as such, may be deemed to exercise voting and investment power over the shares held by all of these entities.
(9)
Includes 482,373 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 11, 2025.
(10)
Includes 7,500 shares of restricted stock subject to vesting; and (2) 105,000 shares of Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 11, 2025.
(11)
Includes an aggregate of: (1) 4,660,927 shares of our Class A common stock; (2) 230,500 shares of restricted stock that are subject to vesting; (3) 1,963,530 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 11, 2025; and 4) 10,000 shares for which beneficial ownership has been disclaimed.

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

•
incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code;
•
non-statutory stock options, which are options not intended to qualify as ISOs, sometimes known as non-qualified options;
•
right to purchase shares pursuant to restricted stock purchase agreements; and
•
RSUs.

2021 Stock Incentive Plan. The 2021 Stock Plan was adopted by our Board of Directors and approved by our stockholders on October 1, 2021. The 2021 Stock Plan provides for the granting of shares of Class B common stock to employees, directors, and consultants of Marchex, its affiliates and strategic partners and provides for the following types of grants:

•
ISOs within the meaning of Section 422 of the Internal Revenue Code;
•
non-statutory stock options, which are options not intended to qualify as ISOs, sometimes known as non-qualified options;
•
right to purchase shares pursuant to restricted stock purchase agreements; and
•
RSUs.

Equity Compensation Plan Information

The following table sets forth certain information regarding our Class B common stock that may be issued upon exercise of options, warrants and other rights under all of our existing equity compensation plans as of December 31, 2024:

Plan Category	Number of Shares to be issued upon exercise of outstanding options, warrants, and rights (#)(a)		Weighted Average exercise price of outstanding options, warrants, and rights ($)(b)		Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)(#)(c)
Equity compensation plans approved by security holders:
2012 stock incentive plan(1)	1,528,482		2.85		-
2021 stock incentive plan(2)	5,921,002	(3)	1.68	(4)	1,434,969
Total	7,449,484		1.92	(4)	1,434,969

The weighted-average exercise price in column (b) is calculated based on outstanding stock options. It does not take into account shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(1)
After December 31, 2021, no awards were made under the 2012 Stock Plan. The plan consists of stock options to purchase shares of our Class B common stock.
(2)
We have reserved 7,355,971 shares of Class B common stock for issuance under our 2021 Stock Plan, which includes an increase of 1,299,680 shares to the authorized number of shares available under the plan, which occurred on January 1, 2024.
(3)
Consists of stock options to purchase 5,575,502 shares of Class B common stock and restricted stock representing the right to 345,500 shares of our Class B common stock.
(4)
Calculated exclusive of outstanding restricted stock.

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

Board Independence

The Board of Directors determined that, other than Mr. Horowitz and Mr. Arends, each member of the board is an independent director in accordance with NASDAQ listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company’s independent registered public accounting firm is RSM US LLP (“RSM”), Seattle, WA, PCAOB ID: 49.

Accounting Fees and Services

During 2024 and 2023, RSM provided professional services that were billed in the following categories and amounts:

	2024	2023
Audit Fees (1)	439,900	328,790
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
Total All Fees	439,900	328,790

(1)
Audit Fees consist of professional services rendered for the audit of Marchex’s consolidated financial statements, interim review of the consolidated financial statements included in the quarterly reports, and consent and review of registration statements.
(2)
Audit-Related Fees consist of professional services rendered for assurance and related services.
(3)
Tax fees consist of fees for professional services for tax return preparation and consultation on matters related to state and local tax considerations and tax credits.

The Audit Committee pre-approved 100% of the 2024 and 2023 services and fees above pursuant to the pre-approval policy described below.

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

EXHIBIT INDEX

Exhibit Number	Description of Document

†19.1	Policy For Securities Transactions

†31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on April 18, 2025.

MARCHEX, INC.

By:	/S/ BRIAN NAGLE
Brian Nagle Senior Vice President, Controller (Principal Financial Officer and Principal Accounting Officer)