Form 10-Q
period 2025-03-31
MARCHEX INC
filed 2025-05-14
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, the registrant had 4,660,927 shares of Class A common stock outstanding. The number of shares of Registrant’s Class B common stock outstanding as of May 7, 2025 was 39,240,803.

MARCHEX, INC.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands)

	(Unaudited)
	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$10,020	$12,767
Accounts receivable, net	7,584	7,072
Prepaid expenses and other current assets	2,324	2,439
Total current assets	19,928	22,278
Property and equipment, net	1,720	1,811
Other assets, net	394	397
Right-of-use lease assets	1,033	1,156
Goodwill	17,558	17,558
Total assets	$40,633	$43,200
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,711	$1,349
Accrued benefits and payroll	585	2,133
Other accrued expenses and current liabilities	3,919	4,197
Deferred revenue and deposits	1,293	1,093
Operating lease liability, current	457	495
Total current liabilities	7,965	9,267
Deferred tax liabilities	655	579
Operating lease liability, non-current	639	721
Total liabilities	$9,259	$10,567
Commitments and contingencies - See Note 10
Stockholders’ equity:
Common stock, $0.01 par value; Authorized 137,500 shares
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at March 31, 2025 and December 31, 2024	49	49
Class B: 125,000 shares authorized; 39,223 shares issued and outstanding at March 31, 2025, including 261 shares of restricted stock; and 39,025 shares issued and outstanding at December 31, 2024, including 365 shares of restricted stock	392	390
Additional paid-in capital	359,093	358,372
Accumulated deficit	(328,160)	(326,178)
Total stockholders’ equity	31,374	32,633
Total liabilities and stockholders’ equity	$40,633	$43,200

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$11,402	$11,573
Expenses:
Cost of revenue (1)	4,189	4,414
Sales and marketing (1)	3,267	2,787
Product development	2,671	3,245
General and administrative	3,146	2,289
Amortization of intangible assets from acquisitions	—	151
Total operating expenses	13,273	12,886
Loss from operations	(1,871)	(1,313)
Interest income (expense) and other, net	(3)	(78)
Loss before income tax expense	(1,874)	(1,391)
Income tax expense	108	59
Net loss applicable to common stockholders	$(1,982)	$(1,450)
Basic and diluted net loss per Class A and B share applicable to common stockholders	$(0.05)	$(0.03)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	4,661	4,661
Class B	39,060	38,393
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	4,661	4,661
Class B	43,721	43,054
(1) Excludes amortization of intangibles from acquisitions

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In Thousands)

(Unaudited)

	Class A		Class B		Additional		Total
	common stock		common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2023	4,661	$49	38,661	$386	$356,666	$(321,231)	$35,870
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	433	—	433
Issuance of common stock in connection with prior deferred issuance from acquisition	—	—	356	3	(3)	—	—
Net loss	—	—	—	—	—	(1,450)	(1,450)
Balance at March 31, 2024	4,661	$49	39,017	$389	$357,096	$(322,681)	$34,853

	Class A		Class B		Additional		Total
	common stock		common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2024	4,661	$49	39,025	$390	$358,372	$(326,178)	$32,633
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	455	—	455
Issuance of common stock upon exercise of options, and issuance and vesting of restricted stock	—	—	198	2	266	—	268
Net loss	—	—	—	—	—	(1,982)	(1,982)
Balance at March 31, 2025	4,661	$49	39,223	$392	$359,093	$(328,160)	$31,374

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss applicable to common stockholders	$(1,982)	$(1,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization, depreciation, and loss on disposal	633	474
Allowance for credit losses	(59)	25
Deferred income taxes	76	28
Stock-based compensation	455	433
Change in certain assets and liabilities:
Accounts receivable, net	(452)	(776)
Prepaid expenses, other current assets, and other assets	(14)	(368)
Accounts payable	363	(77)
Accrued compensation, other accrued, and other liabilities	(1,842)	(1,469)
Deferred revenue and deposits	200	702
Net cash from (used in) operating activities	(2,622)	(2,478)
Cash flows from investing activities:
Capitalized software development costs	(289)	—
Purchases of property and equipment	—	(4)
Net cash from (used in) investing activities	(289)	(4)
Cash flows from financing activities:
Proceeds from exercises of stock options, and issuance and vesting of restricted stock	268	—
Repayments under finance lease liabilities and related obligations	(104)	(93)
Net cash from (used in) financing activities	164	(93)
Net increase (decrease) in cash and cash equivalents	(2,747)	(2,575)
Cash and cash equivalents at beginning of period	12,767	14,607
Cash and cash equivalents at end of period	$10,020	$12,032
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$25	$29

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1: Description of Business and Basis of Presentation

Description of Business

Marchex, Inc. ("Marchex" or the “Company”) is a conversation intelligence company that harnesses the power of artificial intelligence ("AI") and conversational intelligence to provide actionable insights aligned with prescriptive vertical market data analytics, driving operational excellence and revenue acceleration. Marchex enables executive, sales, and marketing teams to optimize customer journey experiences across all communications channels. Through our prescriptive analytics solutions, we enable the alignment of enterprise strategy, empowering businesses to increase revenue through informed decision-making and strategic execution. Marchex provides conversational intelligence AI-powered solutions for market-leading companies in leading business-to-business-to-consumer ("B2B2C") vertical markets, including several of the world’s most innovative and successful brands.

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

The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company has used estimates related to several financial statement amounts, including revenues, the fair value of stock option awards, and the impairment of goodwill. Actual results could differ from those estimates.

Recent Accounting Pronouncements Not Yet Effective

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures, which requires public entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact of this ASU on its Consolidated Financial Statement disclosures.

In January 2025, the FASB issued ASU 2025-01, which updates the effective date of the November 2024 issued ASU 2024-03, Disaggregation of Income Statement Expenses, that requires public entities to improve disclosures about their expenses and provide more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is now effective for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of this ASU on its Consolidated Financial Statement disclosures.

Note 2: Revenue Recognition

The Company’s AI-powered conversational analytics technology platform provides data and insights into the conversations our clients are having with their customers across phone, text, and other communication channels. Our tools enable brands to personalize customer interactions in order to accelerate sales and capture more opportunities to grow their business. The Company generates revenue from the Company's conversational analytics technology platform when customers pay the Company a fee for call, text, or other communication related data elements they receive from calls or texts or for each phone number tracked based on a pre-negotiated rate. Revenue is recognized as services are provided over time, which is generally measured by the delivery of each call/text or call/text related data element or each phone number tracked.

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. Net accounts receivable was $7.4 million, including unbilled accounts receivable of $1.5 million, at January 1, 2024. Net accounts receivable, including unbilled accounts receivable, consists of the following as of the periods below:

	March 31,	December 31,
(In Thousands)	2025	2024
Accounts receivable:
Billed	$5,846	$5,420
Unbilled	1,763	1,736
Allowance for expected credit losses	(25)	(84)
Accounts receivable, net	$7,584	$7,072

Customer payments received in advance of revenue recognition are considered contract liabilities and are recorded as deferred revenue. The deferred revenue balance and revenue recognized that was included in these contract liabilities at the beginning of the period consists of the following:

	March 31,	December 31,
(In Thousands)	2025	2024
Deferred revenue and deposits	$1,293	$1,093

Revenue recognized in the period from contract liability at beginning of period	$444

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentive compensation including commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship. The Company’s net contract acquisition costs shown below consist of $0.9 million in Prepaid expenses and other current assets and $0.3 million in Other assets, net on both of the March 31, 2025 and December 31, 2024 Consolidated Balance Sheets. The gross and net amounts consist of the following:

	March 31,	December 31,
(In Thousands)	2025	2024
Contract assets:
Gross balance	$3,660	$3,407
Accumulated amortization	(2,508)	(2,247)
Contract assets, net	$1,152	$1,160

Note 3: Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the three months ended March 31, 2025 and 2024, the Company operated in a single segment comprised of its conversational analytics and related solutions. In accordance with Accounting Standards Codification ("ASC") 280, Segment Reporting, Edwin Miller, Chief Executive Officer ("CEO"), functions as the Company's chief operating decision maker for segment reporting purposes.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, which improved reportable segment disclosure requirements, on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 during the year ended December 31, 2024 with no material impact to the Company's Consolidated Financial Statements.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of March 31, 2025 and December 31, 2024, no significant long-lived assets were held by entities outside of the U.S.

Revenues from customers by geographical areas are tracked on the basis of the location of the customer. The majority of the Company’s revenue and accounts receivable are derived from domestic sales to customers.

Revenues by geographic region are as follows:

	Three Months Ended March 31,
(In Percentages)	2025	2024
United States	99%	99%
Canada and other countries	1%	1%
Total	100%	100%

Note 4: Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions. The Company has one customer that generally represents more than 10% of consolidated revenue. The table below sets forth the percentage of the Company's consolidated revenue that was attributed to this customer for the periods presented below:

	Three Months Ended March 31,
(In Percentages)	2025	2024
Customer A	11%	12%

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

	March 31,	December 31,
(In Percentages)	2025	2024
Concentration type:
Customer A	21%	23%
Independent dealer network A	14%	15%

Note 5: Fair Value of Financial Instruments

The Company had the following financial instruments as of March 31, 2025 and December 31, 2024: cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. The following table provides information about the fair value of our cash and cash equivalents balance:

	March 31,	December 31,
(In Thousands)	2025	2024
Level 1 assets:
Cash	$4,859	$7,615
Money market funds	5,161	5,152
Total cash and cash equivalents	$10,020	$12,767

Note 6: Stockholders' Equity

Common Stock

In November 2014, the Company’s board of directors authorized a share repurchase program (the “2014 Repurchase Program”). Under the 2014 Repurchase Program, the Company is authorized to repurchase up to 3,000,000 shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2014 Repurchase Program does not have an expiration date and may be expanded, limited, or terminated at any time without prior notice. The Company made no repurchases under the 2014 Repurchase Program during the three months ended March 31, 2025 and 2024. Shares repurchased but not yet retired by the Company are classified as treasury stock on the Consolidated Balance Sheets before retirement. Retirement of treasury stock results in reductions to common stock and additional paid-in capital.

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

Stock-based compensation expense was included in the following operating expense categories:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Cost of revenue	$2	$3
Sales and marketing	25	88
Product development	27	8
General and administrative	401	334
Total stock-based compensation	$455	$433

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the three months ended March 31, 2025 and 2024, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, and vesting schedules. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments, which we consider to be zero.

The following assumptions were used in determining the fair value of time-vested stock option grants for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Expected life (in years)	4.00	4.00 - 6.25
Risk-free interest rate	4.01% - 4.32%	4.21% - 4.31%
Expected volatility	57% - 58%	57% - 64%

As of March 31, 2025, there was $2.6 million of unrecognized compensation costs related to stock options. These costs are expected to be recognized over the weighted average periods of 2.41 years. Stock option activity during the period was as follows:

	Options (In Thousands)	Weighted average exercise price of options	Weighted average remaining contractual term (in years)
Balance at December 31, 2024	7,039	$1.91	7.57
Options granted	31	1.95
Options forfeited	(227)	1.50
Options expired	—	—
Options exercised	(200)	$1.39
Balance at March 31, 2025	6,643	$1.94	7.33

As of March 31, 2025, there was $1.0 million of unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over the weighted average periods of 0.93 years. Restricted stock awards and restricted stock unit activity during the period was as follows:

	Shares/ Units (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	406	$2.04
Granted	447	1.75
Vested	(118)	2.35
Forfeited	(4)	3.66
Unvested at March 31, 2025	731	$1.80

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

The following table presents the computation of basic net loss per share applicable to common stockholders for the periods ended:

	Three Months Ended March 31,
	2025		2024
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(211)	$(1,771)	$(157)	$(1,293)
Denominator:
Weighted average number of shares outstanding - basic	4,661	39,060	4,661	38,393
Basic net loss per share applicable to common stockholders	$(0.05)	$(0.05)	$(0.03)	$(0.03)

The following table presents the computation of diluted net loss per share for the periods ended:

	Three Months Ended March 31,
	2025		2024
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(211)	$(1,771)	$(157)	$(1,293)
Reallocation of net loss for Class A to Class B shares	—	(211)	—	(157)
Diluted net loss applicable to common stockholders:	$(211)	$(1,982)	$(157)	$(1,450)
Denominator:
Weighted average number of shares outstanding - basic	4,661	39,060	4,661	38,393
Conversion of Class A to B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding - diluted	4,661	43,721	4,661	43,054
Diluted net loss per share applicable to common stockholders	$(0.05)	$(0.05)	$(0.03)	$(0.03)

Anti-dilutive securities	—	6,101	—	4,317

Note 8: Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
(In Thousands)	2025	2024
Computer and other related equipment	$1,198	$1,198
Purchased and internally developed software	3,276	3,276
Furniture and fixtures	262	262
Software development costs - in progress	336	72
	$5,072	$4,808
Less: accumulated depreciation and amortization	(3,352)	(2,997)
Property and equipment, net	$1,720	$1,811

During the three months ended March 31, 2025, the Company recorded a loss of disposal of $25.0 thousand that is included within Product development on the Consolidated Statement of Operations.

Depreciation and amortization expense related to property and equipment was as follows:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Depreciation and amortization expense	$378	$309

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

Assets under finance leases, which primarily represent computer equipment, are subject to a rental agreement for a third-party's utilization of this equipment; however, we retain our primary obligation under the original financing terms. Therefore, the Company does not have a right-of-use asset related to this financed equipment, but it does carry the lease liability related to it, on the Consolidated Balance Sheets. The present value of the rent receivable from the rental agreement is included in Other assets, net, and the related lease liability is included in Other accrued expenses and current liabilities and Finance lease liability, non-current on the Consolidated Balance Sheets.

Lease cost recognized in the Consolidated Statements of Operations and other lease information is summarized as follows:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Operating lease cost	$144	$207
Finance lease cost:
Amortization of right-of-use assets	—	66
Interest on lease liabilities	11	22
Variable and short-term lease cost	10	—
Total lease cost	$165	$295
Other information:
Weighted-average remaining lease term - operating leases	2.4	3.4
Weighted-average remaining lease term - finance leases	0.7	1.7
Weighted-average discount rate - operating leases	7.1%	6.8%
Weighted-average discount rate - finance leases	14.1%	14.1%
Cash paid for operating leases	$141	$138
Cash paid for finance leases	$115	$115

As of March 31, 2025, the Company’s future payments under operating and finance lease liabilities were as follows:

(In Thousands)	Operating Leases	Finance Leases
2025	$425	$306
2026	397	—
2027	380	—
2028	—	—
2029 and thereafter	—	—
Gross future lease payments	1,202	306
Less: imputed interest	(106)	(13)
Present value of total lease liabilities	1,096	293
Less: current portion of lease liabilities	(457)	(293)
Total long-term lease liabilities	$639	$—

Note 10: Commitments and Contingencies

Commitments

The Company has commitments for future payments related to office facilities and financed equipment leases, as well as other contractual obligations primarily related to minimum payments due to outside service providers. For information regarding the Company's lease commitments, see Note 9: Leases of the Notes to the Consolidated Financial Statements.

Future minimum payments on the Company's other contractual obligations are approximately as follows:

(In Thousands)
2025	$2,966
2026	4,215
2027	1,543
2028	13
2029 and thereafter	—
Total minimum payments	$8,737

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

While any litigation contains an element of uncertainty, the Company is not aware of any legal proceedings or claims which are pending that the Company believes, based on current knowledge, will have, individually or taken together, a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

Note 11: Taxes

The Company regularly reviews deferred tax assets to assess whether it is more likely than not that its deferred tax assets will be realized and, if necessary, establishes a valuation allowance for portions of such assets to reduce the carrying value. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to customer usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results, and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies, as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, with the exception of certain insignificant foreign deferred tax assets, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized and, accordingly, recorded 100% valuation allowance against these deferred tax assets as of March 31, 2025 and December 31, 2024.

From time to time, various state, federal and other jurisdictional tax authorities undertake audits of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company on occasion accrues charges for uncertain positions. Resolution of uncertain tax positions will impact the Company’s effective tax rate when settled. The Company does not have any significant accruals for uncertain tax positions including interest or penalties. The provision for income taxes includes the impact of contingency provisions and changes to contingencies that are considered appropriate. The Company files U.S. federal, certain U.S. state, and certain foreign tax returns. The Company's federal and state returns for all years will remain open to examination by federal and state tax authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards.

Note 12: Subsequent Event

In April 2024, the Company entered into an agreement with a third-party buyer where it agreed to sell the rights to a domain name. The sale is expected to result in a gain of approximately $0.7 million during the second quarter of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions, dispositions, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements we make. There are a number of important factors that could cause the actual results of Marchex to differ materially from those indicated by such forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended, and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Overview

Marchex, Inc. harnesses the power of AI and conversational intelligence to provide actionable insights aligned with prescriptive vertical market data analytics, driving operational excellence and revenue acceleration. Marchex enables executive, sales, and marketing teams to optimize customer journey experiences across all communications channels. Through our prescriptive analytics solutions, we enable the alignment of enterprise strategy, empowering businesses to increase revenue through informed decision-making and strategic execution. Marchex provides conversational intelligence AI-powered solutions for market-leading companies in leading B2B2C vertical markets, including several of the world’s most innovative and successful brands.

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

We were incorporated in Delaware on January 17, 2003. We have offices in Seattle, Washington and Wichita, Kansas.

Components of the Results of our Operations

Revenue

We generate the majority of our revenues from our conversational intelligence product offerings. Our AI-powered conversational analytics technology platform provides data and insights into the conversations our clients are having with their customers across phone, text, and other communication channels. Our tools enable brands to personalize customer interactions in order to accelerate sales and capture more opportunities to grow their business. We generate revenue when our customers pay us a fee for each call/text or call/text related data element they receive from calls or texts or for each phone number tracked based on a pre-negotiated rate. Customers typically receive the benefit of our services as they are performed and substantially all of our revenue is recognized over time as services are performed.

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

Amortization of Intangibles from Acquisitions

Amortization of intangible assets excluding goodwill relates to intangible assets identified in connection with our acquisitions. The intangible assets have been identified as customer relationships; acquired technology; non-competition agreements; and trade names. These assets have been fully amortized since December 31, 2024.

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

Results of Operations

The following table presents revenue and certain of our operating results as a percentage of revenue:

	Three Months Ended March 31,	% of revenue	Three Months Ended March 31,	% of revenue
(In Thousands, Except Percentages)	2025		2024
Revenue	$11,402	100%	$11,573	100%
Expenses:
Cost of revenue	4,189	37%	4,414	38%
Sales and marketing	3,267	29%	2,787	24%
Product development	2,671	23%	3,245	28%
General and administrative	3,146	28%	2,289	20%
Amortization of intangible assets from acquisitions	—	0%	151	1%
Total operating expenses	13,273	116%	12,886	111%
Loss from operations	$(1,871)	-16%	$(1,313)	-11%

Stock-based compensation expense was included in the operating expense categories as follows:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Cost of revenue	$2	$3
Sales and marketing	25	88
Product development	27	8
General and administrative	401	334
Total stock-based compensation	$455	$433

See Note 6: Stockholders' Equity of the Notes to the Consolidated Financial Statements, as well as our Critical Accounting Policies for additional information about stock-based compensation.

Revenue

Revenue decreased $0.2 million, or 2%, to $11.4 million for the three months ended March 31, 2025 from $11.6 million for the three months ended March 31, 2024. The three month comparative periods were impacted from lower call volumes in the 2025 period compared to the 2024 period as well as customer corporate development activities which consolidated customer contracts resulting in decreased revenues.

Expenses

Cost of Revenue. Cost of revenue decreased $0.2 million, or 5%, to $4.2 million for the three months ended March 31, 2025 from $4.4 million for the three months ended March 31, 2024. As a percentage of revenue, cost of revenue was 37% and 38% for the three months ended March 31, 2025 and 2024, respectively. The change from the prior year was primarily attributable to a decrease in costs from investment in its cloud infrastructure and platform integration and personnel and outside labor costs of $0.2 million as we reorganized and realigned our personnel in 2025.

Sales and Marketing. Sales and marketing expenses increased $0.5 million, or 18%, to $3.3 million for the three months ended March 31, 2025 from $2.8 million for the three months ended March 31, 2024. As a percentage of revenue, sales and marketing expenses were 29% and 24% for the three months ended March 31, 2025 and 2024, respectively. The change from prior year was primarily attributable to an increase in contract asset amortization charges of $0.3 million and depreciation charges of $0.1 million.

Product Development. Product development expenses decreased $0.5 million, or 16%, to $2.7 million for the three months ended March 31, 2025 from $3.2 million for the three months ended March 31, 2024. As a percentage of revenue, product development expenses were 24% and 28% for the three months ended March 31, 2025 and 2024, respectively. The change from the prior year was primarily attributable to $0.4 million in lower personnel and outside labor costs due to the capitalization of software development costs in 2025 and the reorganization and realignment of our personnel in 2025.

General and Administrative. General and administrative expenses increased $0.8 million, or 35%, to $3.1 million for the three months ended March 31, 2025 from $2.3 million for the three months ended March 31, 2024. As a percentage of revenue, general and administrative expenses were 27% and 20% for the three months ended March 31, 2025 and 2024, respectively. The change from prior year was primarily attributable to an increase in personnel costs, which largely consist of one-time reorganization charges as we reorganized and realigned our personnel in 2025 as well as timing of professional services costs.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $0.0 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. During 2024, the intangible assets acquired from acquisitions all reached the end of their useful lives and consequently there is no amortization expense in 2025.

Income Tax. Income tax expense was $0.1 million for both the three months ended March 31, 2025 and 2024. The income tax expense consists primarily of deferred tax expense and U.S. state income taxes. The effective tax rate differed from the expected tax rate of 21% in both years primarily due to the valuation allowance and, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, and other non-deductible amounts.

At both March 31, 2025 and December 31, 2024, based on all the available evidence, both positive and negative, we determined that it is more likely than not that our deferred tax assets will not be realized and accordingly recorded a full valuation allowance.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $10.0 million and $12.8 million, respectively. As of March 31, 2025, we had current and non-current contractual obligations of $10.2 million, of which $1.5 million is for payments due under our facilities and financed equipment leases.

Cash used in operating activities was $2.6 million during the three months ended March 31, 2025. The cash used in operating activities was primarily a result of a net loss of $2.0 million, adjusted for an increase in cash due to non-cash items of $1.1 million, which primarily included depreciation and amortization and stock-based compensation, offset by a decrease in cash due to changes in working capital of $1.7 million. The change in working capital was driven primarily by a decrease in accrued benefits and payroll, other accrued expenses and other current liabilities and an increase in accounts receivable, net. Cash used in operating activities was $2.5 million for the three months ended March 31, 2024. The cash used in operating activities was primarily a result of a net loss of $1.5 million adjusted for an increase in cash due to non-cash items of $1.0 million, which primarily included depreciation and amortization and stock-based compensation, and a decrease in cash due to changes in working capital of $2.0 million, which primarily included a decrease in accounts payable, accrued expenses and other current liabilities, and deferred revenue and deposits, and an increase in prepaid expenses, other current assets and other assets.

Cash used in investing activities for the three months ended March 31, 2025 and 2024, was $0.3 million and $0.0 million, respectively. During the three months ended March 31, 2025 the costs were primarily attributable to software development costs for new products in development as of March 31, 2025.

Cash from (used in) financing activities for the three months ended March 31, 2025 and 2024 was $0.2 million and $(0.1) million, respectively. During the three months ended March 31, 2025, the cash from financing activities consisted of cash received from the exercise of stock options, partially offset by payments made related to equipment financing lease obligations. During the three months ended March 31, 2024, the cash used in financing activities was primarily attributable to payments made related to equipment financing lease obligations.

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

Critical Accounting Policies

Our Consolidated Financial Statements have been prepared in conformity with U.S. GAAP. Our critical accounting policies are those that we believe have the most significant impact to reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingent assets and liabilities that require the most difficult, subjective, or complex judgments.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2025, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025.

Recent Accounting Pronouncements Not Yet Effective

For discussion regarding recent accounting pronouncements not yet effective, see Note 1: Description of Business and Basis of Presentation of the Notes to our Consolidated Financial Statements.

Website

Our website, www.marchex.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the SEC. To view these filings, please go to our website and click on “Investor Relations” and then click on “SEC Filings.” Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings, and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about us, our services, and other matters, and for complying with our disclosure obligations under Regulation Fair Disclosure:

•
Marchex X (formally known as Twitter) Account (https://twitter.com/marchex)
•
Marchex Company Blog (https://www.marchex.com/blog/)
•
Marchex LinkedIn Account (https://linkedin.com/company/marchex)

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor the above accounts and blog, in addition to following our investor relations website, press releases, SEC filings, and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, no changes were made to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives.

In addition, because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10: Commitments and Contingencies of the Notes to our Consolidated Financial Statements.

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

We had an accumulated deficit of $328.2 million as of March 31, 2025. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

We received approximately 36% of our revenue from our five largest customers for the three months ended March 31, 2025, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 36% of our total revenues for the three months ended March 31, 2025. In particular, our customers in the automotive and related services sectors account for a significant portion of our revenue.

Many of our customers are not subject to long-term contracts with us or have contracts with near term expiration dates and are able to reduce or in some cases cease spending at any time and for any reason. We have agreements with certain large customers which provide flexibility around financial commitments, termination rights, indemnification, and security obligations. Our large customers may vary spend levels and there can be no assurances that our large customers will continue to spend at levels similar to prior quarters. If any of our largest customers are acquired, such acquisition may impact its spending with us. Furthermore, our large customers from time to time may impose financial condition, data security and privacy, or insurance requirements that we may not be able to satisfy. A significant reduction in spending by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from existing customers, would have a material adverse effect on our business, financial condition, and results of operations.

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

If some of our customers experience financial distress or suffer disruptions in their business, their weakened financial position could negatively affect our financial position and results.

We have a diverse customer base, and, at any given time, one or more customers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business. If a customer with whom we do a substantial amount of business experiences financial difficulty or suffers disruptions in their business, it could delay or jeopardize the collection of accounts receivable, result in significant reductions in services provided by us, and may have a material adverse effect on our results of operations and liquidity.

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

Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonality. Our experience has shown that during the spring and summer months, call volumes in certain verticals, such as home services are generally higher than during other times of the year and during the latter part of the fourth quarter of the calendar year, we generally experience lower call volumes. The extent to which call volumes may decrease during these off-peak periods is difficult to predict. Prolonged or severe decreases in call volumes during these periods may adversely affect our growth rate and results, and in turn, the market price of our securities. Historically, we have seen this trend generally reversing in the first quarter of the calendar year with increased call volumes and often new budgets at the beginning of the year for many of our customers with fiscal years ending December 31. However, there can be no assurances such seasonal trends will consistently repeat each year.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could harm our brand and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the internal controls over financial reporting requirements of the Sarbanes-Oxley ("SOX") Act of 2002. In addition, SOX Section 404 requires that we assess and in certain instances for our auditors to attest to the effectiveness of our controls over financial reporting. Our current and future compliance with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To effectively manage this growth, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. We cannot be certain that these measures will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, or cause us to fail to meet our financial reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

We may be required to pay additional income, sales, or other taxes.

Tax authorities at the international, federal, state, and local levels are continually reviewing the appropriate treatment of companies engaged in digital information services. Furthermore, from time to time, various state, federal, and other jurisdictional tax authorities undertake reviews of us and our filings. In evaluating the exposure associated with various tax filing positions, we may on occasion accrue charges for probable exposures. We cannot predict the outcome of any of these reviews nor whether any will have a material adverse impact on our business.

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

Our industry is undergoing significant change and our business strategy is continuing to evolve to meet these changes. In order to profitably grow our business, we may need to expand into new lines of business beyond our current focus of providing call and text analytics services, which may involve pursuing strategic transactions, including potential acquisitions of, or investments in, related or unrelated businesses. In addition, we may seek divestitures of existing businesses or assets and may pursue other strategic alternatives and opportunities. There can be no assurance that we will be successful with our efforts to evolve our business strategy and we could suffer significant losses as a result, which could have a material adverse effect on our business, financial condition, and results of operations.

Our acquisitions could divert management’s attention, cause ownership dilution to our stockholders, cause our earnings to decrease, and be difficult to integrate.

Our business strategy includes identifying, structuring, completing, and integrating acquisitions. Acquisitions involve a high degree of risk. We may also be unable to find a sufficient number of attractive opportunities to meet our objectives, which include revenue growth, profitability, and competitive market share. Our acquired companies may have histories of net losses and may expect net losses for the foreseeable future.

Acquisitions are accompanied by a number of risks that could harm our business, operating results and financial condition: we could experience a substantial strain on our resources, including time and money, and we may not be successful; our management’s attention could be diverted from our ongoing business concerns; we may seek to enter new markets where we have no or limited experience or where competitors may have stronger market positions; integrating new companies may take longer than expected; while integrating new companies, we may lose key executives or other employees of these companies; we may issue shares of our Class B common stock as consideration for acquisitions which may result in ownership dilution to our stockholders; acquisitions of certain companies may result in us pursuing a diversified operating or holding company structure to allow us to focus on running diverse businesses independently, but in such event we may not realize the anticipated strategic benefits; we could fail to successfully integrate our financial and management controls, technology, reporting systems and procedures, or adequately expand, train and manage our workforce; we could experience customer dissatisfaction or performance problems with an acquired company or technology; we could become subject to unknown or underestimated liabilities of an acquired entity or incur unexpected expenses or losses from such acquisitions, including litigation; we could incur possible impairment charges related to goodwill or other intangible assets resulting from acquisitions or other unanticipated events or circumstances, any of which could harm our business; and we may be exposed to investigations and/or audits by federal, state, or other taxing authorities.

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

We store and transmit data and information about our customers and their respective users. We also work with vendors and partners who may come into contact with certain data, such as carriers, and data processing and storage providers. We deploy security measures to protect this data and information, as do the third parties we utilize to assist in data and information processing and storage. Our security measures and those of the third parties we partner with to assist in data and information processing and/or storage, as well as to assist in the delivery of services to our customers, may suffer breaches. Security breaches of our data storage systems or our technology providers, we utilize to process and store data and information relating to our customers and their respective users, could expose us to significant potential liability. Similarly, security breaches of our vendors and partners, or ineffective data security by our vendors or partners, may result in similar significant liability. In addition, security breaches, actual or perceived, could result in legal liability, government fines, and the loss of customers that could potentially have an adverse effect on our business. Although we maintain cyber-liability insurance, our coverage may not be adequate to compensate us for all costs and liabilities that we may incur as a result of a security breach, and our insurers may not be able to compensate us for all losses that may occur or may decline to do so for a variety of reasons.

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

The actual or perceived improper sending of text messages or voice calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws and regulatory enforcement, including fines. For example, the Telephone Consumer Protection Act of 1991 ("TCPA") restricts telemarketing and the sending of automatic text messages without explicit customer consent. The scope and interpretation of the federal and state laws and regulations that are or may be applicable to the delivery of text messages or voice calls are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability. We rely on contractual representations made to us by our customers that they will comply with our acceptable use restrictions and applicable law and regulations in using our services. We cannot predict whether our role in facilitating our customers’ or other users’ activities would expose us to liability under applicable law.

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

•
Federal and state telemarketing laws including the TCPA, which limits the use of autodialing systems, artificial or prerecorded voice messages, text messages and fax machines, the Telemarketing Sales Rule, the Telemarketing Consumer Fraud and Abuse Prevention Act and the rules and regulations promulgated thereunder. In recent years, the TCPA has become a fertile source for both individual and class action lawsuits and regulatory actions. Specifically, the TCPA restricts telemarketing and the transmission of automatic text messages without proper consent. The scope and interpretation of the laws and regulations that are or may be applicable to the delivery of text messages and/or to the allowable methods of obtaining proper consent are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face liability. In addition, certain regulatory developments in this area may adversely impact the demand for some of our services (e.g. our text analytics and communications services) if some our customers become unable to obtain proper consents for their communications at historical volumes.
•
The Telephone Robocall Abuse Criminal Enforcement and Deterrence Act and the rules and regulations promulgated thereunder. The FCC has adopted rules requiring originating and terminating voice service providers to implement the STIR/SHAKEN caller identification ("ID") authentication framework to combat spoofed robocalls and is expected to adopt additional measures for that purpose. A number of our information services depend on integrations with voice service providers subject to these regulations. We maintain a registration in the FCC’s Robocall Mitigation Database as a Non-Gateway Intermediate Provider. If we do not comply with our providers’ evolving requirements pertaining to these regulations or if future regulatory measures relative to the STIR/SHAKEN caller ID authentication framework result in unforeseen interoperability issues for our information services that we are unable to address in a timely and efficient manner, our business, financial condition, and results of operations could be negatively impacted and/or we could face liability.
•
Laws affecting telephone call recording and consent requirements. Under the Federal Wiretap Act, at least one party taking part in a call must be notified if the call is being recorded. Under this law, and most state laws, there is nothing illegal about one of the parties to a telephone call recording the conversation. However, a number of states (i.e., California, Connecticut, Delaware, Florida, Illinois, Maryland, Massachusetts, Montana, Nevada, New Hampshire, Pennsylvania, and Washington) require that all parties consent when one party wants to record a telephone conversation. The telephone recording laws in other states, like federal law, require only one party to be aware of the recording. The scope of the consent requirements under these laws may expand over time based on evolving case law in this area.
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
•
Laws in most U.S. states may require registration or licensing of one or more of our subsidiaries, and may impose additional taxes, fees or telecommunications surcharges on the provision of our services which we may not be able to pass through to customers.
•
Our international operations may expose us to telecommunications regulations and data and privacy regulations in the countries where we are operating, and these regulations could negatively affect the viability of our business in those regions.

We may also be subject to costs and liabilities with respect to privacy issues. Several companies have incurred penalties for failing to abide by the representations made in their public-facing privacy policies. In addition, a significant number of U.S. states have enacted laws that require businesses and their service providers to implement and maintain reasonable security procedures and practices to protect personal information and to provide notice to consumers in the event of a security breach. For example, California enacted the California Consumer Privacy Act, which was subsequently amended by the California Privacy Rights Act of 2020 (“CPRA”), which went into effect on January 1, 2023. The CPRA gives California residents rights to access, correct, and delete their personal information, opt out of certain types of personal information sharing, limit the use of sensitive personal information as well as receive detailed information about how their personal information is retained and used. The CPRA and the regulations promulgated thereunder also include requirements for provisions to be included by businesses in their respective contracts with service providers, which limit the scope of permissible use for personal data processed as part of the services and give businesses certain rights to assess their service providers’ data processing operations. The CPRA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Several other states have enacted privacy-related legislation that provides for consumer rights similar to the CPRA. Further, it is anticipated that additional federal and state privacy-related legislation may be enacted. Such legislation could negatively affect our business in various ways such as by increasing our and/or our customers’ costs of compliance. Finally, the majority of the aforementioned privacy laws and regulations do not apply to information historically regulated by certain industry-specific legislation and regulations such as the Health Insurance Portability and Accountability Act of 1996 and/or the Gramm-Leach-Bliley Act, each of which include separate sets of security standards for the processing of covered data and provide for significant civil and/or criminal penalties for violations. To the extent that we increase our market share of conversational analytics offerings for customers in the healthcare and/or financial services industries, our risk of possible costs and liabilities related to compliance with these additional laws increases as well.

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

In addition, for the stock market in general and the NASDAQ, the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. These broad market and industry factors may seriously harm the market price of our Class B common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against these companies.

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

As of March 31, 2025 and December 31, 2024, Russell Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

We are also subject to Section 203 of the Delaware General Corporation Law ("DGCL"), which provides, subject to enumerated exceptions, that if a person acquires 15% or more of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more of our voting stock. The application of DGCL could have the effect of delaying or preventing a change of control of our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2014, we established the 2014 Repurchase Program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3 million shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the three months ended March 31, 2025, we did not have any share repurchases under this program and 1,319,128 of Class B common shares remain available for purchase under the plan.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, no directors or officers of the Company, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

MARCHEX, INC.

Date: May 14, 2025	By:	/S/ BRIAN NAGLE
	Name:	Brian Nagle
	Title:	Senior Vice President ("SVP"), Controller (Principal Financial Officer and Principal Accounting Officer)