Form 10-Q
period 2025-06-30
MARCHEX INC
filed 2025-08-13
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _ .

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

As of August 6, 2025, the registrant had 4,660,927 shares of Class A common stock outstanding. The number of shares of Registrant’s Class B common stock outstanding as of August 6, 2025 was 39,518,053.

MARCHEX, INC.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands)

	(Unaudited)
	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$10,491	$12,767
Accounts receivable, net	7,561	7,072
Prepaid expenses and other current assets	3,043	2,439
Total current assets	21,095	22,278
Property and equipment, net	1,736	1,811
Other assets, net	768	397
Right-of-use lease assets	827	1,156
Goodwill	17,558	17,558
Total assets	$41,984	$43,200
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,920	$1,349
Accrued benefits and payroll	992	2,133
Other accrued expenses and current liabilities	3,684	4,197
Deferred revenue and deposits	806	1,093
Operating lease liability, current	330	495
Total current liabilities	8,732	9,267
Deferred tax liabilities	658	579
Operating lease liability, non-current	551	721
Total liabilities	$9,941	$10,567
Commitments and contingencies - See Note 10
Stockholders’ equity:
Common stock, $0.01 par value; Authorized 137,500 shares
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at June 30, 2025 and December 31, 2024	49	49
Class B: 125,000 shares authorized; 39,247 shares issued and outstanding at June 30, 2025, including 150 shares of restricted stock; and 39,025 shares issued and outstanding at December 31, 2024, including 365 shares of restricted stock	393	390
Additional paid-in capital	359,676	358,372
Accumulated deficit	(328,075)	(326,178)
Total stockholders’ equity	32,043	32,633
Total liabilities and stockholders’ equity	$41,984	$43,200

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$11,655	$12,074	$23,058	$23,646
Expenses:
Cost of revenue (1)	4,058	4,152	8,246	8,566
Amortization of capitalized software development costs (1)	10	—	10	—
Total cost of revenue (1)	4,068	4,152	8,256	8,566
Sales and marketing (1)	3,165	2,742	6,431	5,529
Product development	2,501	3,223	5,173	6,468
General and administrative	2,457	2,528	5,604	4,817
Amortization of intangible assets from acquisitions	—	151	—	301
Total operating expenses	$12,191	$12,796	$25,464	$25,681
Loss from operations	(536)	(722)	(2,406)	(2,035)
Interest income (expense) and other, net	626	(31)	623	(109)
Income (loss) before income tax expense	90	(753)	(1,783)	(2,144)
Income tax expense	5	3	114	62
Net income (loss) applicable to common stockholders	$85	$(756)	$(1,897)	$(2,206)
Basic and diluted net income (loss) per Class A and B share applicable to common stockholders	$0.00	$(0.02)	$(0.04)	$(0.05)
Shares used to calculate basic net income (loss) per share applicable to common stockholders:
Class A	4,661	4,661	4,661	4,661
Class B	39,241	38,403	39,151	38,398
Shares used to calculate diluted net income (loss) per share applicable to common stockholders:
Class A	4,661	4,661	4,661	4,661
Class B	43,902	43,064	43,812	43,059
(1) Excludes amortization of intangible assets from acquisitions

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In Thousands)

(Unaudited)

	Class A		Class B		Additional		Total
	common stock		common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2023	4,661	$49	38,661	$386	$356,666	$(321,231)	$35,870
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	433	—	433
Issuance of common stock in connection with prior deferred issuance from acquisition	—	—	356	3	(3)	—	—
Net loss	—	—	—	—	—	(1,450)	(1,450)
Balance at March 31, 2024	4,661	$49	39,017	$389	$357,096	$(322,681)	$34,853
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	437	—	437
Issuance of common stock upon vesting of restricted stock	—	—	4	—	—	—	—
Net loss	—	—	—	—	—	(756)	(756)
Balance at June 30, 2024	4,661	$49	39,021	$389	$357,533	$(323,437)	$34,534

	Class A		Class B		Additional		Total
	common stock		common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2024	4,661	$49	39,025	$390	$358,372	$(326,178)	$32,633
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	455	—	455
Issuance of common stock upon exercise of options, and issuance and vesting of restricted stock	—	—	198	2	266	—	268
Net loss	—	—	—	—	—	(1,982)	(1,982)
Balance at March 31, 2025	4,661	$49	39,223	$392	$359,093	$(328,160)	$31,374
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	556	—	556
Issuance of common stock upon exercise of options, and issuance and vesting of restricted stock	—	—	24	1	27	—	28
Net income	—	—	—	—	—	85	85
Balance at June 30, 2025	4,661	$49	39,247	$393	$359,676	$(328,075)	$32,043

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss applicable to common stockholders	$(1,897)	$(2,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization, depreciation, and loss on disposal	1,786	1,145
Gain on domain asset sale	(632)	—
Allowance for credit losses	(52)	(74)
Deferred income taxes	80	(9)
Stock-based compensation	1,011	870
Change in certain assets and liabilities:
Accounts receivable, net	(437)	(168)
Prepaid expenses, other current assets, and other assets	(1,182)	(1,441)
Accounts payable	1,571	389
Accrued benefits and payroll, other accrued, and other liabilities	(1,780)	(1,123)
Deferred revenue and deposits	(287)	256
Net cash from (used in) operating activities	$(1,819)	$(2,361)
Cash flows from investing activities:
Capitalized software development costs	(607)	—
Proceeds from domain asset sale	96	—
Purchases of property and equipment	(31)	(81)
Net cash from (used in) investing activities	$(542)	$(81)
Cash flows from financing activities:
Proceeds from exercises of stock options, and issuance and vesting of restricted stock	296	—
Repayments under finance lease liabilities and related obligations	(211)	(188)
Net cash from (used in) financing activities	$85	$(188)
Net increase (decrease) in cash and cash equivalents	(2,276)	(2,630)
Cash and cash equivalents at beginning of period	12,767	14,607
Cash and cash equivalents at end of period	$10,491	$11,977
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$48	$65
Cash paid for interest	$47	$65

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 14, 2025.

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

	June 30,	December 31,
(In Thousands)	2025	2024
Accounts receivable:
Billed	$5,937	$5,420
Unbilled	1,657	1,736
Allowance for expected credit losses	(33)	(84)
Accounts receivable, net	$7,561	$7,072

Customer payments received in advance of revenue recognition are considered contract liabilities and are recorded as deferred revenue. The beginning and ending deferred revenue balances and activity during the period consists of the following:

(In Thousands)
Balance at December 31, 2024	$1,093
Deferral of revenue	438
Revenue earned from deferred revenue	(725)
Balance at June 30, 2025	$806

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentive compensation including commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship. The Company’s net contract acquisition costs shown below consist of $0.9 million and $0.8 million in Prepaid expenses and other current assets on the June 30, 2025 and December 31, 2024 Consolidated Balance Sheets, respectively, and $0.4 million in Other assets, net on both the June 30, 2025 and December 31, 2024 Consolidated Balance Sheets. The gross and net amounts consist of the following:

	June 30,	December 31,
(In Thousands)	2025	2024
Contract assets:
Gross balance	$4,039	$3,407
Accumulated amortization	(2,787)	(2,247)
Contract assets, net	$1,252	$1,160

Note 3: Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the three and six months ended June 30, 2025 and 2024, the Company operated in a single segment comprised of its conversational analytics and related solutions. In accordance with Accounting Standards Codification ("ASC") 280, Segment Reporting, Edwin Miller, Chief Executive Officer ("CEO"), functions as the Company's chief operating decision maker for segment reporting purposes.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of June 30, 2025 and December 31, 2024, no significant long-lived assets were held by entities outside of the U.S.

Revenues from customers by geographical areas are tracked on the basis of the location of the customer. The majority of the Company’s revenue and accounts receivable are derived from sales to domestic customers.

Revenues by geographic region are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Percentages)	2025	2024	2025	2024
United States	98%	99%	99%	99%
Canada and other countries	2%	1%	1%	1%
Total	100%	100%	100%	100%

Note 4: Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions. The Company has one customer that generally represents more than 10% of consolidated revenue. The table below sets forth the percentage of the Company's consolidated revenue that was attributed to this customer for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Percentages)	2025	2024	2025	2024
Customer A	11%	10%	11%	11%

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

	June 30,	December 31,
(In Percentages)	2025	2024
Concentration type:
Customer A	21%	23%
Independent dealer network A	14%	15%

Note 5: Fair Value of Financial Instruments

The Company had the following financial instruments as of June 30, 2025 and December 31, 2024: cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. The following table provides information about the fair value of our cash and cash equivalents balance:

	June 30,	December 31,
(In Thousands)	2025	2024
Level 1 assets:
Cash	$5,308	$7,615
Money market funds	5,183	5,152
Total cash and cash equivalents	$10,491	$12,767

Note 6: Stockholders' Equity

Common Stock

In May 2025, the Company’s board of directors authorized a new share repurchase program (the “2025 Repurchase Program”), which supersedes and replaces all prior repurchase programs. Under the 2025 Repurchase Program, the Company is authorized to repurchase up to 3,000,000 shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2025 Repurchase Program does not have an expiration date and may be expanded, limited, or terminated at any time without prior notice. The Company has made no repurchases under the 2025 Repurchase Program and additionally no repurchases were made under the superseded 2014 Repurchase Program for the three and six months ended June 30, 2025 and 2024, respectively. Shares repurchased but not yet retired by the Company will be classified as treasury stock on the Consolidated Balance Sheets before retirement. Retirement of treasury stock results in reductions to common stock and additional paid-in capital.

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

Stock-based compensation expense was included in the following operating expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Cost of revenue	$2	$3	$3	$6
Sales and marketing	172	88	196	176
Product development	78	14	105	22
General and administrative	304	332	707	666
Total stock-based compensation	$556	$437	$1,011	$870

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For both the three and six months ended June 30, 2025 and 2024, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, and vesting schedules. Expected volatility is based on historical volatility levels of the Company’s Class B common stock and the expected volatility of companies in similar industries that have similar vesting and contractual terms. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments, which we consider to be zero.

The following assumptions were used in determining the fair value of time-vested stock option grants for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected life (in years)	4.00	4.00 - 6.25	4.00	4.00 - 6.25
Risk-free interest rate	3.65% - 3.92%	4.33% - 4.43%	3.65% - 4.32%	4.21% - 4.43%
Expected volatility	57% - 58%	57% - 59%	57% - 58%	57% - 64%

As of June 30, 2025, there was $2.3 million of unrecognized compensation costs related to stock options. These costs are expected to be recognized over the weighted average periods of 2.28 years. Stock option activity during the period was as follows:

	Options (In Thousands)	Weighted average exercise price of options	Weighted average remaining contractual term (in years)
Balance at December 31, 2024	7,039	$1.91	7.57
Options granted	39	1.88
Options forfeited	(263)	1.51
Options expired	(162)	3.83
Options exercised	(213)	1.39
Balance at June 30, 2025	6,440	$1.90	7.13

As of June 30, 2025, there was $0.7 million of unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over the weighted average periods of 0.78 years. Restricted stock awards and restricted stock unit activity during the period was as follows:

	Shares/ Units (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	406	$2.04
Granted	447	1.75
Vested	(233)	1.98
Forfeited	(6)	3.48
Unvested at June 30, 2025	614	$1.84

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

In accordance with the two class method, the undistributed income (loss) for each period are allocated based on the contractual participation rights of the Class A and Class B common shares and the restricted shares as if the income (losses) for the periods had been distributed. Considering the terms of the Company’s charter which provides that, if and when dividends are declared on its common stock in accordance with Delaware General Corporation Law, equivalent dividends shall be paid with respect to the shares of Class A common stock and Class B common stock and that both classes of common stock have identical dividend rights and would share equally in the Company’s net assets in the event of liquidation, the Company has allocated undistributed income (losses) on a proportionate basis.

Instruments granted in unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities prior to vesting. As such, the Company’s restricted stock awards are considered participating securities for purposes of calculating income (loss) per share.

The following tables present the computation of basic net income (loss) per share applicable to common stockholders for the periods ended:

	Three Months Ended June 30,
	2025		2024
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss) applicable to common stockholders	$9	$76	$(82)	$(674)
Denominator:
Weighted average number of shares outstanding - basic	4,661	39,241	4,661	38,403
Basic net income (loss) per share applicable to common stockholders	$0.00	$0.00	$(0.02)	$(0.02)

	Six Months Ended June 30,
	2025		2024
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(202)	$(1,695)	$(239)	$(1,967)
Denominator:
Weighted average number of shares outstanding - basic	4,661	39,151	4,661	38,398
Basic net loss per share applicable to common stockholders	$(0.04)	$(0.04)	$(0.05)	$(0.05)

The following tables present the computation of diluted net income (loss) per share for the periods ended:

	Three Months Ended June 30,
	2025		2024
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Diluted net income (loss) per share:
Numerator:
Net income (loss) applicable to common stockholders	$9	$76	$(82)	$(674)
Reallocation of net income (loss) for Class A to Class B shares	—	9	—	(82)
Diluted net income (loss) applicable to common stockholders:	$9	$85	$(82)	$(756)
Denominator:
Weighted average number of shares outstanding - basic	4,661	39,241	4,661	38,403
Conversion of Class A to B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding - diluted	4,661	43,902	4,661	43,064
Diluted net income (loss) per share applicable to common stockholders	$0.00	$0.00	$(0.02)	$(0.02)

Anti-dilutive securities	—	6,434	—	5,216

	Six Months Ended June 30,
	2025		2024
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(202)	$(1,695)	$(239)	$(1,967)
Reallocation of net loss for Class A to Class B shares	—	(202)	—	(239)
Diluted net loss applicable to common stockholders:	$(202)	$(1,897)	$(239)	$(2,206)
Denominator:
Weighted average number of shares outstanding - basic	4,661	39,151	4,661	38,398
Conversion of Class A to B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding - diluted	4,661	43,812	4,661	43,059
Diluted net loss per share applicable to common stockholders	$(0.04)	$(0.04)	$(0.05)	$(0.05)

Anti-dilutive securities	—	6,336	—	5,270

Note 8: Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
(In Thousands)	2025	2024
Computer and other related equipment	$1,229	$1,198
Purchased software	3,276	3,276
Furniture and fixtures	262	262
Software development costs	144	—
Software development costs - in progress	510	72
	$5,421	$4,808
Less: accumulated depreciation and amortization	(3,685)	(2,997)
Property and equipment, net	$1,736	$1,811

During the six months ended June 30, 2025, the Company recorded a loss on disposal of $25.0 thousand that is included within Product development on the Consolidated Statement of Operations.

In accordance with ASC 350-40, Internal-Use Software, and ASC 985-20, Software, the Company capitalizes eligible software development costs into Property and equipment, net on the Consolidated Balance Sheets. Under ASC 350-40, development costs for applicable projects will begin capitalization once the preliminary project stage is completed, management has committed to fully funding the computer software project, and it is probable that the project will be seen to completion and the software will be used to perform the function intended. Under ASC 985-20, development costs incurred after technological feasibility is established are capitalized to the extent they are recoverable by the anticipated net realizable value of the product until it is available to customers.

Depreciation and amortization expense related to property and equipment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Depreciation and amortization expense	$335	$309	$713	$618

Note 9: Leases

The Company has an operating lease for its corporate office headquarters in Seattle, Washington. The Company had an operating lease for office space in Wichita, Kansas, which was terminated during the second quarter of 2025. The Company recognizes its operating lease agreements in accordance with ASC 842, Leases, and recognizes rent expense on a straight-line basis over the lease term with any lease incentives amortized as a reduction of rent expense over the lease term. Assets under operating leases are included in Right-of-use lease assets, and the related liabilities are included in Operating lease liability, current and Operating lease liability, non-current on the Consolidated Balance Sheets.

Assets under a finance lease, which primarily represent computer equipment, are subject to a rental agreement for a third-party's utilization of this equipment; however, we retain our primary obligation under the original financing terms. Therefore, the Company does not have a right-of-use asset related to this financed equipment, but it does carry the lease liability related to it, on the Consolidated Balance Sheets. The present value of the rent receivable from the rental agreement is included in Other assets, net, and the related lease liability is included in Other accrued expenses and current liabilities on the Consolidated Balance Sheets.

Lease cost recognized in the Consolidated Statements of Operations and other lease information is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Operating lease cost	$127	$144	$271	$287
Finance lease cost:
Amortization of right-of-use assets	—	—	—	—
Interest on lease liabilities	8	19	18	41
Variable and short-term lease cost	9	(2)	19	9
Total lease cost	$144	$161	$308	$337
Other information:
Weighted-average remaining lease term - operating leases	2.4	3.0
Weighted-average remaining lease term - finance leases	0.4	1.4
Weighted-average discount rate - operating leases	7.5%	6.8%
Weighted-average discount rate - finance leases	14.1%	14.1%
Cash paid for operating leases	$130	$133	$271	$276
Cash paid for finance leases	$115	$115	$229	$229

As of June 30, 2025, the Company’s future payments under operating and finance lease liabilities were as follows:

(In Thousands)	Operating Leases	Finance Leases
2025	$190	$191
2026	397	—
2027 and thereafter	380	—
Gross future lease payments	967	191
Less: imputed interest	(86)	(5)
Present value of total lease liabilities	881	186
Less: current portion of lease liabilities	(330)	(186)
Total long-term lease liabilities	$551	$—

Note 10: Commitments and Contingencies

Commitments

The Company has commitments for future payments related to its office facility and financed equipment leases, as well as other contractual obligations primarily related to minimum payments due to outside service providers. For information regarding the Company's lease commitments, see Note 9: Leases of the Notes to the Consolidated Financial Statements.

Future minimum payments on the Company's other contractual obligations are approximately as follows:

(In Thousands)
2025	$2,069
2026	4,798
2027	1,668
2028	13
2029 and thereafter	—
Total minimum payments	$8,548

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

Note 11: Taxes

The Company regularly reviews deferred tax assets to assess whether it is more likely than not that its deferred tax assets will be realized and, if necessary, establishes a valuation allowance for portions of such assets to reduce the carrying value. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to customer usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results, and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies, as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, with the exception of certain insignificant foreign deferred tax assets, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized and, accordingly, recorded 100% valuation allowance against these deferred tax assets as of June 30, 2025 and December 31, 2024.

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

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes were not reflected in the income tax provision for the period ended June 30, 2025, as the enactment occurred after the balance sheet date. The Company is currently evaluating the impact on future periods.

Note 12: Domain Asset Sale

In April 2025, the Company sold one of its domain assets to a third-party buyer for a total sales price of $0.8 million, with payments to be made over a four-year period. Each payment that the Company receives from the buyer will be reduced by a 15% commission fee resulting in total net cash proceeds of approximately $0.7 million. Approximately $0.6 million was recognized as a gain within Interest income (expense) and other, net on the Consolidated Statement of Operations for the three and six months ended June 30, 2025. The remaining amount of approximately $48.2 thousand will be recognized as interest income over the four-year payment period due to the financing component of the agreement. At June 30, 2025, there was approximately $0.2 million of the receivable recorded within Prepaid expenses and other current assets and $0.3 million within Other assets, net on the Consolidated Balance Sheet.

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

We were incorporated in Delaware on January 17, 2003. We have office space in Seattle, Washington.

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

Results of Operations

The following tables present revenue and certain of our operating results as a percentage of revenue:

	Three Months Ended June 30,	% of revenue	Three Months Ended June 30,	% of revenue
(In Thousands, Except Percentages)	2025		2024
Revenue	$11,655	100%	$12,074	100%
Expenses:
Cost of revenue	4,058	35%	4,152	34%
Cost of revenue - amortization of capitalized software development costs	10	0%	—	0%
Total cost of revenue	4,068	35%	4,152	34%
Sales and marketing	3,165	27%	2,742	23%
Product development	2,501	21%	3,223	27%
General and administrative	2,457	21%	2,528	21%
Amortization of intangible assets from acquisitions	—	0%	151	1%
Total operating expenses	12,191	105%	12,796	106%
Loss from operations	$(536)	-5%	$(722)	-6%

	Six Months Ended June 30,	% of revenue	Six Months Ended June 30,	% of revenue
(In Thousands, Except Percentages)	2025		2024
Revenue	$23,058	100%	$23,646	100%
Expenses:
Cost of revenue	8,246	36%	8,566	36%
Cost of revenue - amortization of capitalized software development costs	10	0%	—	0%
Total cost of revenue	8,256	36%	8,566	36%
Sales and marketing	6,431	28%	5,529	23%
Product development	5,173	22%	6,468	27%
General and administrative	5,604	24%	4,817	20%
Amortization of intangible assets from acquisitions	—	0%	301	1%
Total operating expenses	25,464	110%	25,681	109%
Loss from operations	$(2,406)	-10%	$(2,035)	-9%

Stock-based compensation expense was included in the operating expense categories as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Cost of revenue	$2	$3	$3	$6
Sales and marketing	172	88	196	176
Product development	78	14	105	22
General and administrative	304	332	707	666
Total stock-based compensation	$556	$437	$1,011	$870

See Note 6: Stockholders' Equity of the Notes to the Consolidated Financial Statements, as well as our Critical Accounting Policies for additional information about stock-based compensation.

Revenue

Revenue decreased $0.4 million, or 3%, to $11.7 million for the three months ended June 30, 2025 from $12.1 million for the three months ended June 30, 2024. Revenue decreased $0.5 million, or 2%, to $23.1 million for the six months ended June 30, 2025 from $23.6 million for the six months ended June 30, 2024. The three and six month comparative periods were impacted from lower call volumes in the 2025 period compared to the 2024 period, customer corporate development activities which consolidated customer contracts, customer migration revenue dilution, and impacts of the current uncertain macroeconomic environment (including new federal tariffs), resulting in decreased revenues.

Expenses

Cost of Revenue. Cost of revenue decreased $0.1 million, or 2%, to $4.1 million for the three months ended June 30, 2025 from $4.2 million for the three months ended June 30, 2024. As a percentage of revenue, cost of revenue was 35% for both the three months ended June 30, 2025 and 2024. The change from the prior year was primarily attributable to a decrease in costs from personnel and outside labor costs of $0.1 million as we reorganized and realigned our personnel in 2025.

Cost of revenue decreased $0.3 million, or 3%, to $8.3 million for the six months ended June 30, 2025 from $8.6 million for the six months ended June 30, 2024. As a percentage of revenue, cost of revenue was 36% for both the six months ended June 30, 2025 and 2024. The change from the prior year was primarily attributable to a decrease in costs from investment in its cloud infrastructure and platform integration and personnel and outside labor costs of $0.3 million as we reorganized and realigned our personnel in 2025.

Sales and Marketing. Sales and marketing expenses increased $0.5 million, or 19%, to $3.2 million for the three months ended June 30, 2025 from $2.7 million for the three months ended June 30, 2024. As a percentage of revenue, sales and marketing expenses were 27% and 22% for the three months ended June 30, 2025 and 2024, respectively. The change from prior year was primarily attributable to an increase in payroll and benefit related charges of $0.1 million, contract asset amortization charges of $0.1 million and depreciation charges of $0.1 million.

Sales and marketing expenses increased $0.9 million, or 16%, to $6.4 million for the six months ended June 30, 2025 from $5.5 million for the six months ended June 30, 2024. As a percentage of revenue, sales and marketing expenses were 28% and 23% for the six months ended June 30, 2025 and 2024, respectively. The change from prior year was primarily attributable to an increase payroll and benefit related charges of $0.3 million, contract asset amortization charges of $0.3 million and depreciation charges of $0.2 million.

Product Development. Product development expenses decreased $0.7 million, or 22%, to $2.5 million for the three months ended June 30, 2025 from $3.2 million for the three months ended June 30, 2024. As a percentage of revenue, product development expenses were 21% and 26% for the three months ended June 30, 2025 and 2024, respectively. The change from the prior year was primarily attributable to $0.5 million in lower personnel and outside labor costs due to the capitalization of software development costs in 2025 and the reorganization and realignment of our personnel in 2025.

Product development expenses decreased $1.3 million, or 20%, to $5.2 million for the six months ended June 30, 2025 from $6.5 million for the six months ended June 30, 2024. As a percentage of revenue, product development expenses were 23% and 28% for the six months ended June 30, 2025 and 2024, respectively. The change from the prior year was primarily attributable to $0.8 million in lower personnel and outside labor costs due to the capitalization of software development costs in 2025 and the reorganization and realignment of our personnel in 2025.

General and Administrative. General and administrative expenses were unchanged at $2.5 million for both the three months ended June 30, 2025 and 2024. As a percentage of revenue, general and administrative expenses were 21% for both the three months ended June 30, 2025 and 2024.

General and administrative expenses increased $0.8 million, or 17%, to $5.6 million for the six months ended June 30, 2025 from $4.8 million for the six months ended June 30, 2024. As a percentage of revenue, general and administrative expenses were 24% and 20% for the six months ended June 30, 2025 and 2024, respectively. The change from prior year was primarily attributable to an increase in personnel costs, which largely consist of one-time reorganization charges as we reorganized and realigned our personnel in 2025 as well as timing of professional services costs.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $0 and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0 and $0.3 million for the six months ended June 30, 2025 and 2024, respectively. During 2024, the intangible assets acquired from acquisitions all reached the end of their useful lives and consequently there is no amortization expense in 2025.

Income Tax. Income tax expense was $5.0 thousand and $3.0 thousand for the three months ended June 30, 2025 and 2024, respectively. Income tax expense was $0.1 million for both the six months ended June 30, 2025 and 2024. The income tax expense consists primarily of deferred tax expense and U.S. state income taxes. The effective tax rate differed from the expected tax rate of 21% in both years primarily due to the valuation allowance and, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, and other non-deductible amounts.

At both June 30, 2025 and December 31, 2024, based on all the available evidence, both positive and negative, we determined that it is more likely than not that our deferred tax assets will not be realized and accordingly recorded a full valuation allowance.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $10.5 million and $12.8 million, respectively. As of June 30, 2025, we had current and non-current contractual obligations of $9.7 million, of which $1.2 million is for payments due under our facility and financed equipment leases.

Cash used in operating activities was $1.8 million during the six months ended June 30, 2025. The cash used in operating activities was primarily a result of a net loss of $1.9 million, adjusted for an increase in cash due to non-cash items of $2.2 million, which primarily included depreciation, amortization, and stock-based compensation, partially offset by a decrease in cash due to changes in working capital of $2.1 million. The change in working capital was driven primarily by a decrease in accrued benefits and payroll, other accrued expenses and other current liabilities and an increase in prepaid expenses, other current assets, and other assets. Cash used in operating activities was $2.4 million for the six months ended June 30, 2024. The cash used in operating activities was primarily a result of a net loss of $2.2 million adjusted for an increase in cash due to non-cash items of $1.9 million, which primarily included depreciation and amortization and stock-based compensation, offset by a decrease in cash due to changes in working capital of $2.1 million, which primarily included a decrease in accrued benefits and payroll, other accrued expenses and other current liabilities and an increase in prepaid expenses, other current assets, and other assets.

Cash used in investing activities for the six months ended June 30, 2025 and 2024, was $0.5 million and $0.1 million, respectively. During the six months ended June 30, 2025 the costs were primarily attributable to software development costs for new products in development and launched in 2025.

Cash from (used in) financing activities for the six months ended June 30, 2025 and 2024 was $0.1 million and $(0.2) million, respectively. During the six months ended June 30, 2025, the cash from financing activities consisted of cash received from the exercise of stock options, partially offset by payments made related to equipment financing lease obligations. During the six months ended June 30, 2024, the cash used in financing activities was attributable to payments made related to equipment financing lease obligations.

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

There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2025, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025.

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

Changes in Internal Control over Financial Reporting

During the three and six months ended June 30, 2025, no changes were made to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had an accumulated deficit of $328.1 million as of June 30, 2025. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

We received approximately 35% of our revenue from our five largest customers for both the three and six months ended June 30, 2025, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 35% of our total revenues for both the three and six months ended June 30, 2025. In particular, our customers in the automotive and related services sectors account for a significant portion of our revenue.

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

Telecommunications laws and regulations (and interpretations thereof) are evolving in response to rapid changes in the telecommunications industry. If our carrier providers were to be subject to any changes in applicable law or regulation (or interpretations thereof), or additional taxes or surcharges, then we in turn may be subject to increased costs for their products and services or receive products and services that may be of less value to our customers, which in turn could adversely affect our business and operating results. Furthermore, our call recording and/or monitoring services may directly subject us to certain telecommunications-related laws and regulations. Finally, in the event that any federal or state regulators were to expand the scope of applicable laws and regulations or their application to include certain end users and information service providers, then our business and operating results could also be adversely affected. The following existing and possible future federal and state laws could impact the growth and profitability of our business:

•
The Communications Act of 1934, as amended by the Telecommunications Act of 1996 (“TA”), and the regulations promulgated by the FCC under Title II of the TA, may impose federal licensing, reporting and other regulatory obligations on the Company. To the extent we contract with and use the networks of VoIP service providers, new legislation or FCC regulation in this area could restrict our business, prevent us from offering service or increase our cost of doing business. There are an increasing number of regulations and rulings that specifically address access to commerce and communications services on the Internet, including internet protocol ("IP") telephony. We are unable to predict the impact, if any, that future legislation, legal decisions, or regulations concerning voice services offered via the Internet may have on our business, financial condition, and results of operations.
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

•
Federal and state telemarketing laws including the TCPA, which limits the use of autodialing systems, artificial or prerecorded voice messages, text messages and fax machines, the Telemarketing Sales Rule, the Telemarketing Consumer Fraud and Abuse Prevention Act, and the rules and regulations promulgated thereunder. In recent years, the TCPA has become a fertile source for both individual and class action lawsuits and regulatory actions. Specifically, the TCPA restricts telemarketing and the transmission of automatic text messages without proper consent. The scope and interpretation of the laws and regulations that are or may be applicable to the delivery of text messages and/or to the allowable methods of obtaining proper consent are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face liability. In addition, certain regulatory developments in this area may adversely impact the demand for some of our services (e.g. our text analytics and communications services) if some our customers become unable to obtain proper consents for their communications at historical volumes.
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

As of June 30, 2025 and December 31, 2024, Russell Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represented 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A common stock and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to twenty-five votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2025, we established the 2025 Repurchase Program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3,000,000 shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the three and six months ended June 30, 2025, we did not have any share repurchases under this program or any superseded program and 3,000,000 of Class B common shares remain available for purchase under the plan.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three and six months ended June 30, 2025, no directors or officers of the Company, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

MARCHEX, INC.

Date: August 13, 2025	By:	/S/ BRIAN NAGLE
	Name:	Brian Nagle
	Title:	Senior Vice President ("SVP"), Controller (Principal Financial Officer and Principal Accounting Officer)