Form 10-Q
period 2025-09-30
MARCHEX INC
filed 2025-11-14
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, the registrant had 4,660,927 shares of Class A common stock outstanding. The number of shares of Registrant’s Class B common stock outstanding as of November 7, 2025 was 39,245,334.

MARCHEX, INC.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands)

	(Unaudited)
	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$10,321	$12,767
Accounts receivable, net	7,396	7,072
Prepaid expenses and other current assets	2,686	2,439
Total current assets	20,403	22,278
Property and equipment, net	1,722	1,811
Other assets, net	714	397
Right-of-use lease assets	748	1,156
Goodwill	17,558	17,558
Total assets	$41,145	$43,200
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,640	$1,349
Accrued benefits and payroll	1,026	2,133
Other accrued expenses and current liabilities	3,627	4,197
Deferred revenue and deposits	430	1,093
Operating lease liability, current	342	495
Total current liabilities	8,065	9,267
Deferred tax liabilities	678	579
Operating lease liability, non-current	460	721
Total liabilities	$9,203	$10,567
Commitments and contingencies - See Note 10
Stockholders’ equity:
Common stock, $0.01 par value; Authorized 137,500 shares
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at September 30, 2025 and December 31, 2024	$49	$49
Class B: 125,000 shares authorized; 39,247 shares issued and outstanding at September 30, 2025, including 113 shares of restricted stock; and 39,025 shares issued and outstanding at December 31, 2024, including 365 shares of restricted stock	393	390
Additional paid-in capital	360,596	358,372
Accumulated deficit	(329,096)	(326,178)
Total stockholders’ equity	31,942	32,633
Total liabilities and stockholders’ equity	$41,145	$43,200

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$11,514	$12,553	$34,572	$36,200
Expenses:
Cost of revenue (1)	4,217	4,224	12,463	12,790
Amortization of capitalized software development costs (1)	29	—	39	—
Total cost of revenue (1)	4,246	4,224	12,502	12,790
Sales and marketing (1)	2,906	3,224	9,337	8,753
Product development	2,370	3,106	7,542	9,573
General and administrative	2,933	2,673	8,537	7,492
Amortization of intangible assets from acquisitions	—	151	—	452
Total operating expenses	$12,455	$13,378	$37,918	$39,060
Loss from operations	(941)	(825)	(3,346)	(2,860)
Interest income (expense) and other, net	(52)	19	569	(90)
Loss before income tax expense	(993)	(806)	(2,777)	(2,950)
Income tax expense	27	25	141	87
Net loss applicable to common stockholders	$(1,020)	$(831)	$(2,918)	$(3,037)
Basic and diluted net loss per Class A and B share applicable to common stockholders	$(0.02)	$(0.02)	$(0.07)	$(0.07)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	4,661	4,661	4,661	4,661
Class B	39,247	38,539	39,183	38,445
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	4,661	4,661	4,661	4,661
Class B	43,908	43,200	43,844	43,106
(1) Excludes amortization of intangible assets from acquisitions

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In Thousands)

(Unaudited)

	Class A		Class B		Additional		Total
	common stock		common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2023	4,661	$49	38,661	$386	$356,666	$(321,231)	$35,870
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	433	—	433
Issuance of common stock in connection with prior deferred issuance from acquisition	—	—	356	3	(3)	—	—
Net loss	—	—	—	—	—	(1,450)	(1,450)
Balance at March 31, 2024	4,661	$49	39,017	$389	$357,096	$(322,681)	$34,853
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	437	—	437
Issuance of common stock upon vesting of restricted stock	—	—	4	—	—	—	—
Net loss	—	—	—	—	—	(756)	(756)
Balance at June 30, 2024	4,661	$49	39,021	$389	$357,533	$(323,437)	$34,534
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	411	—	411
Issuance of common stock in connection with prior deferred issuance from acquisition	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	(831)	(831)
Balance at September 30, 2024	4,661	$49	39,021	$390	$357,944	$(324,268)	$34,115

	Class A		Class B		Additional		Total
	common stock		common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2024	4,661	$49	39,025	$390	$358,372	$(326,178)	$32,633
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	455	—	455
Issuance of common stock upon exercise of options, and issuance and vesting of restricted stock	—	—	198	2	266	—	268
Net loss	—	—	—	—	—	(1,982)	(1,982)
Balance at March 31, 2025	4,661	$49	39,223	$392	$359,093	$(328,160)	$31,374
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	556	—	556
Issuance of common stock upon exercise of options, and issuance and vesting of restricted stock	—	—	24	1	27	—	28
Net income	—	—	—	—	—	84	84
Balance at June 30, 2025	4,661	$49	39,247	$393	$359,676	$(328,076)	$32,042
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	920	—	920
Net loss	—	—	—	—	—	(1,020)	(1,020)
Balance at September 30, 2025	4,661	$49	39,247	$393	$360,596	$(329,096)	$31,942

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss applicable to common stockholders	$(2,918)	$(3,037)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization, depreciation, and loss on disposals	1,976	1,872
Gain on domain asset sale	(632)	—
Provision for doubtful accounts	71	(135)
Deferred income taxes	99	3
Stock-based compensation	1,931	1,281
Change in certain assets and liabilities:
Accounts receivable, net	(394)	(231)
Prepaid expenses, other current assets, and other assets	(520)	102
Accounts payable	1,292	(767)
Accrued benefits and payroll, other accrued, and other liabilities	(1,771)	(712)
Deferred revenue and deposits	(663)	(355)
Net cash from (used in) operating activities	$(1,529)	$(1,979)
Cash flows from investing activities:
Capitalized software development costs	(989)	—
Proceeds from domain asset sale	128	—
Purchases of property and equipment	(31)	(264)
Net cash from (used in) investing activities	$(892)	$(264)
Cash flows from financing activities:
Proceeds from exercises of stock options, and issuance and vesting of restricted stock	296	—
Repayments under finance lease liabilities and related obligations	(321)	(286)
Net cash from (used in) financing activities	$(25)	$(286)
Net increase (decrease) in cash and cash equivalents	(2,446)	(2,529)
Cash and cash equivalents at beginning of period	12,767	14,607
Cash and cash equivalents at end of period	$10,321	$12,078
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$56	$65
Cash paid for interest	$151	$96
Non-cash purchases of property and equipment	$—	$434

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

The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 14, 2025.

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

In January 2025, the FASB issued ASU 2025-01, Expense Disaggregation Disclosures, which updates the effective date of the November 2024 issued ASU 2024-03, that requires public entities to improve disclosures about their expenses and provide more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is now effective for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of this ASU on its Consolidated Financial Statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Internal-Use Software, which makes improvements to internal-use software accounting guidance to better align with contemporary software development practices, rather than traditional, stage-based models. Under the revised guidance, a Company may begin capitalizing internal-use software costs only when management has authorized and committed to funding the project and it's probable that the project will be completed and used for its intended function. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of this ASU on its Consolidated Financial Statement disclosures.

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

	September 30,	December 31,
(In Thousands)	2025	2024
Accounts receivable:
Billed	$5,833	$5,420
Unbilled	1,645	1,736
Allowance for expected credit losses	(82)	(84)
Accounts receivable, net	$7,396	$7,072

Customer payments received in advance of revenue recognition are considered contract liabilities and are recorded as deferred revenue. The beginning and ending deferred revenue balances and activity during the period consists of the following:

(In Thousands)
Balance at December 31, 2024	$1,093
Current year deferral of revenue	297
Revenue earned from beginning deferred revenue	(960)
Balance at September 30, 2025	$430

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentive compensation including commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship. The Company’s net contract acquisition costs shown below consist of $0.9 million and $0.8 million in Prepaid expenses and other current assets on the September 30, 2025 and December 31, 2024 Consolidated Balance Sheets, respectively, and $0.3 million and $0.4 million in Other assets, net on the September 30, 2025 and December 31, 2024 Consolidated Balance Sheets, respectively. The gross and net amounts consist of the following:

	September 30,	December 31,
(In Thousands)	2025	2024
Contract assets:
Gross balance	$4,334	$3,407
Accumulated amortization	(3,114)	(2,247)
Contract assets, net	$1,220	$1,160

Note 3: Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the three and nine months ended September 30, 2025 and 2024, the Company operated in a single segment comprised of its conversational analytics and related solutions. In accordance with Accounting Standards Codification ("ASC") 280, Segment Reporting, this single segment presentation is the basis upon which the Company's chief operating decision maker relies for performance evaluation and benchmarking.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of September 30, 2025 and December 31, 2024, no significant long-lived assets were held by entities outside of the U.S.

Revenues from customers by geographical areas are tracked on the basis of the location of the customer. The majority of the Company’s revenue and accounts receivable are derived from sales to domestic customers.

Revenues by geographic region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Percentages)	2025	2024	2025	2024
United States	98%	99%	98%	99%
Canada and other countries	2%	1%	2%	1%
Total	100%	100%	100%	100%

Note 4: Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions. The Company has one customer that generally represents more than 10% of consolidated revenue. The table below sets forth the percentage of the Company's consolidated revenue that was attributed to this customer for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Percentages)	2025	2024	2025	2024
Customer A	11%	9%	11%	10%

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

	September 30,	December 31,
(In Percentages)	2025	2024
Concentration type:
Customer A	21%	23%
Independent dealer network A	15%	15%

Note 5: Fair Value of Financial Instruments

The Company had the following financial instruments as of September 30, 2025 and December 31, 2024: cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. The following table provides information about the fair value of our cash and cash equivalents balance:

	September 30,	December 31,
(In Thousands)	2025	2024
Level 1 assets:
Cash	$5,083	$7,615
Money market funds	5,238	5,152
Total cash and cash equivalents	$10,321	$12,767

Note 6: Stockholders' Equity

Common Stock

In May 2025, the Company’s board of directors authorized a new share repurchase program (the “2025 Repurchase Program”), which supersedes and replaces all prior repurchase programs. Under the 2025 Repurchase Program, the Company is authorized to repurchase up to 3,000,000 shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2025 Repurchase Program does not have an expiration date and may be expanded, limited, or terminated at any time without prior notice. The Company has made no repurchases under the 2025 Repurchase Program and additionally no repurchases were made under the superseded 2014 Repurchase Program for the three and nine months ended September 30, 2025 and 2024, respectively. Shares repurchased but not yet retired by the Company will be classified as treasury stock on the Consolidated Balance Sheets before retirement. Retirement of treasury stock results in reductions to common stock and additional paid-in capital.

Stock-based Compensation Plans

The Company grants stock-based awards, including stock options, restricted stock awards ("RSAs"), and restricted stock units ("RSUs"). The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense over the vesting or service period, as applicable, of the stock-based award using the straight-line method. The Company accounts for forfeitures as they occur. Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the Consolidated Statements of Operations.

Stock-based compensation expense was included in the following operating expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Cost of revenue	$4	$8	$8	$14
Sales and marketing	100	41	297	217
Product development	70	13	175	35
General and administrative	746	349	1,451	1,015
Total stock-based compensation	$920	$411	$1,931	$1,281

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For both the three and nine months ended September 30, 2025 and 2024, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, and vesting schedules. Expected volatility is based on historical volatility levels of the Company’s Class B common stock. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments, which we consider to be zero.

The following assumptions were used in determining the fair value of time-vested stock option grants for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected life (in years)	4.00	4.00 - 6.25	4.00	4.00 - 6.25
Risk-free interest rate	3.93%	3.93% - 4.08%	3.65% - 4.32%	3.93% - 4.43%
Expected volatility	59%	57% - 59%	57% - 59%	57% - 64%

As of September 30, 2025, there were $1.6 million of unrecognized compensation costs related to stock options. These costs are expected to be recognized over the weighted average periods of 2.30 years. Stock option activity during the period was as follows:

	Options (In Thousands)	Weighted average exercise price of options	Weighted average remaining contractual term (in years)
Balance at December 31, 2024	7,039	$1.91	7.57
Options granted	553	1.94
Options forfeited	(297)	1.54
Options expired	(168)	3.78
Options exercised	(217)	1.39
Balance at September 30, 2025	6,910	$1.90	7.50

As of September 30, 2025, there was $0.4 million of unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over the weighted average period of 0.62 years. RSA and RSU activity during the period was as follows:

	Shares/ Units (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	406	$2.04
Granted	447	1.75
Vested	(270)	1.90
Forfeited	(22)	2.86
Unvested at September 30, 2025	561	$1.87

Note 7: Net Loss Per Share

The Company computes net loss per share of Class A and Class B common stock using the two class method. Under the provisions of the two class method, basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The computation of the diluted net loss per share of Class B common stock assumes the conversion of Class A to Class B common stock, while the diluted net loss per share of Class A common stock does not assume the conversion of those shares.

In accordance with the two class method, the undistributed loss for each period are allocated based on the contractual participation rights of the Class A and Class B common shares and the restricted shares as if the losses for the periods had been distributed. Considering the terms of the Company’s charter which provides that, if and when dividends are declared on its common stock in accordance with Delaware General Corporation Law, equivalent dividends shall be paid with respect to the shares of Class A and Class B common stock and that both classes of common stock have identical dividend rights and would share equally in the Company’s net assets in the event of liquidation, the Company has allocated undistributed losses on a proportionate basis.

Instruments granted in unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities prior to vesting. As such, the Company’s RSAs are considered participating securities for purposes of calculating loss per share.

The following tables present the computation of basic net loss per share applicable to common stockholders for the periods ended:

	Three Months Ended September 30,
	2025		2024
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(108)	$(912)	$(90)	$(741)
Denominator:
Weighted average number of shares outstanding - basic	4,661	39,247	4,661	38,539
Basic net loss per share applicable to common stockholders	$(0.02)	$(0.02)	$(0.02)	$(0.02)

	Nine Months Ended September 30,
	2025		2024
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(310)	$(2,608)	$(328)	$(2,709)
Denominator:
Weighted average number of shares outstanding - basic	4,661	39,183	4,661	38,445
Basic net loss per share applicable to common stockholders	$(0.07)	$(0.07)	$(0.07)	$(0.07)

The following tables present the computation of diluted net loss per share for the periods ended:

	Three Months Ended September 30,
	2025		2024
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(108)	$(912)	$(90)	$(741)
Reallocation of net loss for Class A to Class B shares	—	(108)	—	(90)
Diluted net loss applicable to common stockholders:	$(108)	$(1,020)	$(90)	$(831)
Denominator:
Weighted average number of shares outstanding - basic	4,661	39,247	4,661	38,539
Conversion of Class A to B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding - diluted	4,661	43,908	4,661	43,200
Diluted net loss per share applicable to common stockholders	$(0.02)	$(0.02)	$(0.02)	$(0.02)

Anti-dilutive securities	—	3,716	—	6,316

	Nine Months Ended September 30,
	2025		2024
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(310)	$(2,608)	$(328)	$(2,709)
Reallocation of net loss for Class A to Class B shares	—	(310)	—	(328)
Diluted net loss applicable to common stockholders:	$(310)	$(2,918)	$(328)	$(3,037)
Denominator:
Weighted average number of shares outstanding - basic	4,661	39,183	4,661	38,445
Conversion of Class A to B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding - diluted	4,661	43,844	4,661	43,106
Diluted net loss per share applicable to common stockholders	$(0.07)	$(0.07)	$(0.07)	$(0.07)

Anti-dilutive securities	—	5,642	—	5,621

Note 8: Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
(In Thousands)	2025	2024
Computer and other related equipment	$1,096	$1,198
Purchased software	3,276	3,276
Furniture and fixtures	10	262
Software development costs	574	—
Software development costs - in progress	463	72
	$5,419	$4,808
Less: accumulated depreciation and amortization	(3,697)	(2,997)
Property and equipment, net	$1,722	$1,811

During the nine months ended September 30, 2025, the Company recorded a loss on disposal of $25.0 thousand that is included within Product development on the Consolidated Statement of Operations. During the three months ended September 30, 2025, the Company also recorded a loss on disposal of $84.6 thousand, for assets that were located at the office space associated with the operating lease termination described in Note 9: Leases below, that is included within Interest income (expense) and other, net on the Consolidated Statement of Operations.

In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes eligible software development costs into Property and equipment, net on the Consolidated Balance Sheets. Under ASC 350-40, development costs for applicable projects will begin capitalization once the preliminary project stage is completed, management has committed to fully funding the computer software project, and it is probable that the project will be seen to completion and the software will be used to perform the function intended. Eligible costs for the development of software as a service ("SaaS") products for customer-use are capitalized to the extent they are recoverable by the anticipated net realizable value of the product until it is available to customers.

Depreciation and amortization expense related to property and equipment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Depreciation and amortization expense	$312	$411	$1,025	$1,029

Note 9: Leases

The Company has an operating lease for its corporate office headquarters in Seattle, WA. The Company had an operating lease for office space in Wichita, KS, which was terminated during the second quarter of 2025. The Company recognizes its operating lease agreements in accordance with ASC 842, Leases, and recognizes rent expense on a straight-line basis over the lease term with any lease incentives amortized as a reduction of rent expense over the lease term. Assets under operating leases are included in Right-of-use lease assets, and the related liabilities are included in Operating lease liability, current and Operating lease liability, non-current on the Consolidated Balance Sheets.

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

Lease cost recognized in the Consolidated Statements of Operations and other lease information is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Terms in Years and Percentages)	2025	2024	2025	2024
Operating lease cost	$95	$144	$366	$431
Finance lease cost:
Amortization of right-of-use assets	—	—	—	—
Interest on lease liabilities	4	17	23	58
Variable and short-term lease cost	3	5	22	14
Total lease cost	$102	$166	$411	$503
Other information:
Weighted-average remaining lease term - operating leases	2.2	2.8
Weighted-average remaining lease term - finance leases	0.2	1.2
Weighted-average discount rate - operating leases	7.5%	6.9%
Weighted-average discount rate - finance leases	14.1%	14.1%
Cash paid for operating leases	$95	$145	$366	$421
Cash paid for finance leases	$115	$115	$344	$344

As of September 30, 2025, the Company’s future payments under operating and finance lease liabilities were as follows:

(In Thousands)	Operating Leases	Finance Leases
2025	$95	$76
2026	397	—
2027	380	—
Gross future lease payments	872	76
Less: imputed interest	(70)	(1)
Present value of total lease liabilities	802	75
Less: current portion of lease liabilities	(342)	(75)
Total long-term lease liabilities	$460	$—

Note 10: Commitments and Contingencies

Commitments

The Company has commitments for future payments related to its office facility and financed equipment leases, as well as other contractual obligations primarily related to minimum payments due to outside service providers. For information regarding the Company's lease commitments, see Note 9: Leases above.

Future minimum payments on the Company's other contractual obligations are approximately as follows:

(In Thousands)
2025	$1,025
2026	4,841
2027	1,696
2028	13
2029 and thereafter	—
Total minimum payments	$7,575

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

Note 11: Taxes

The Company regularly reviews deferred tax assets to assess whether it is more likely than not that its deferred tax assets will be realized and, if necessary, establishes a valuation allowance for portions of such assets to reduce the carrying value. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to customer usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results, and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies, as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, with the exception of certain insignificant foreign deferred tax assets, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized and, accordingly, recorded 100% valuation allowance against these deferred tax assets as of September 30, 2025 and December 31, 2024.

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

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes were not material to the income tax provision for the three and nine months ended September 30, 2025.

Note 12: Domain Asset Sale

In April 2025, the Company sold one of its domain assets to a third-party buyer for a total sales price of $0.8 million, with payments to be made over a four-year period. Each payment that the Company receives from the buyer will be reduced by a 15% commission fee, resulting in total net cash proceeds of approximately $0.7 million. Approximately $0.6 million was recognized as a gain within Interest income (expense) and other, net on the Consolidated Statement of Operations for the nine months ended September 30, 2025. The remaining amount of approximately $48.2 thousand will be recognized as interest income over the four-year payment period due to the financing component of the agreement. At September 30, 2025, there was approximately $0.2 million of the receivable recorded within Prepaid expenses and other current assets and $0.3 million within Other assets, net on the Consolidated Balance Sheet.

Note 13: Subsequent Event

Marchex has entered into an Agreement in Principle (“AIP”) dated November 13, 2025 to acquire 100% of the stock of Archenia, Inc. (the “Transaction”) from its stockholders (the “Sellers”) for consideration consisting of a $10 million convertible promissory note (the “Note”), with interest at 6%, payable in three equal tranches on the 12, 18 and 24 monthly anniversaries of the closing date of the Transaction (the “Closing Date”). Principal and interest under the Note would be convertible in whole or in part into shares of Marchex’s Class B common stock at $1.80 per share (the 30-day average closing price through November 11, 2025).

A special committee of Marchex’s Board of Directors consisting solely of independent directors (the “Special Committee”) has approved Marchex entering into the AIP because certain of the Sellers are related parties. The parties have agreed to promptly commence to negotiate a definitive purchase agreement (the “Definitive Agreement”) relating to the Transaction. Conditions to entering into the Definitive Agreement include receipt of audited financial statements of Archenia for such periods as required by SEC rules, and receipt of a customary fairness opinion by a financial advisor selected by the Special Committee. Conditions to closing the Transaction shall include approval of the Transaction by a majority of Marchex’s disinterested stockholders. The Closing Date, in the event a Definitive Agreement is entered into and the Transaction is approved by disinterested stockholders, is anticipated to occur in the first half of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions, dispositions, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements we make. There are a number of important factors that could cause the actual results of Marchex to differ materially from those indicated by such forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Form 10-K for the year ended December 31, 2024, as amended, and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

We were incorporated in Delaware on January 17, 2003. We have office space in Seattle, WA.

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

Results of Operations

The following tables present revenue and certain of our operating results as a percentage of revenue:

	Three Months Ended September 30,	% of revenue	Three Months Ended September 30,	% of revenue
(In Thousands, Except Percentages)	2025		2024
Revenue	$11,514	100%	$12,553	100%
Expenses:
Cost of revenue	4,217	37%	4,224	34%
Cost of revenue - amortization of capitalized software development costs	29	0%	—	0%
Total cost of revenue	4,246	37%	4,224	34%
Sales and marketing	2,906	25%	3,224	26%
Product development	2,370	21%	3,106	25%
General and administrative	2,933	25%	2,673	21%
Amortization of intangible assets from acquisitions	—	0%	151	1%
Total operating expenses	12,455	108%	13,378	107%
Loss from operations	$(941)	-8%	$(825)	-7%

	Nine Months Ended September 30,	% of revenue	Nine Months Ended September 30,	% of revenue
(In Thousands, Except Percentages)	2025		2024
Revenue	$34,572	100%	$36,200	100%
Expenses:
Cost of revenue	12,463	36%	12,790	35%
Cost of revenue - amortization of capitalized software development costs	39	0%	—	0%
Total cost of revenue	12,502	36%	12,790	35%
Sales and marketing	9,337	27%	8,753	24%
Product development	7,542	22%	9,573	26%
General and administrative	8,537	25%	7,492	21%
Amortization of intangible assets from acquisitions	—	0%	452	1%
Total operating expenses	37,918	110%	39,060	108%
Loss from operations	$(3,346)	-10%	$(2,860)	-8%

Stock-based compensation expense was included in the operating expense categories as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Cost of revenue	$4	$8	$8	$14
Sales and marketing	100	41	297	217
Product development	70	13	175	35
General and administrative	746	349	1,451	1,015
Total stock-based compensation	$920	$411	$1,931	$1,281

See Note 6: Stockholders' Equity of the Notes to the Consolidated Financial Statements, as well as our Critical Accounting Policies for additional information about stock-based compensation.

Revenue

Revenue decreased $1.1 million, or 9%, to $11.5 million for the three months ended September 30, 2025 from $12.6 million for the three months ended September 30, 2024. Revenue decreased $1.6 million, or 4%, to $34.6 million for the nine months ended September 30, 2025 from $36.2 million for the nine months ended September 30, 2024. The three and nine month comparative periods were impacted from lower call volumes in the 2025 period compared to the 2024 period, customer corporate development activities, which consolidated customer contracts, customer migration revenue dilution, and impacts of the current uncertain macroeconomic environment (including new federal tariffs), resulting in decreased revenues.

Expenses

Cost of Revenue. Cost of revenue was $4.2 million for both the three months ended September 30, 2025 and September 30, 2024. As a percentage of revenue, cost of revenue was 37% and 33% for the three months ended September 30, 2025 and 2024, respectively.

Cost of revenue decreased $0.3 million, or 2%, to $12.5 million for the nine months ended September 30, 2025 from $12.8 million for the nine months ended September 30, 2024. As a percentage of revenue, cost of revenue was 36% and 35% for the nine months ended September 30, 2025 and 2024, respectively. The change from the prior year was primarily attributable to a decrease in costs from investment in cloud infrastructure and platform integration, and personnel and outside labor costs of $0.3 million, as we reorganized and realigned our personnel in 2025.

Sales and Marketing. Sales and marketing expenses decreased $0.3 million, or 9%, to $2.9 million for the three months ended September 30, 2025 from $3.2 million for the three months ended September 30, 2024. As a percentage of revenue, sales and marketing expenses were 25% for both the three months ended September 30, 2025 and 2024. The change from prior year was primarily attributable to a decrease in payroll and benefit related charges of $0.3 million, partially offset by an increase in contract asset amortization charges of $0.1 million.

Sales and marketing expenses increased $0.5 million, or 6%, to $9.3 million for the nine months ended September 30, 2025 from $8.8 million for the nine months ended September 30, 2024. As a percentage of revenue, sales and marketing expenses were 27% and 24% for the nine months ended September 30, 2025 and 2024, respectively. The change from prior year was primarily attributable to an increase contract asset amortization charges of $0.5 million.

Product Development. Product development expenses decreased $0.7 million, or 23%, to $2.4 million for the three months ended September 30, 2025 from $3.1 million for the three months ended September 30, 2024. As a percentage of revenue, product development expenses were 21% and 25% for the three months ended September 30, 2025 and 2024, respectively. The change from the prior year was primarily attributable to $0.7 million in lower personnel and outside labor costs due to the capitalization of software development costs in 2025 and the reorganization and realignment of our personnel in 2025.

Product development expenses decreased $2.1 million, or 22%, to $7.5 million for the nine months ended September 30, 2025 from $9.6 million for the nine months ended September 30, 2024. As a percentage of revenue, product development expenses were 22% and 27% for the nine months ended September 30, 2025 and 2024, respectively. The change from the prior year was primarily attributable to $1.5 million in lower personnel and outside labor costs due to the reorganization and realignment of our personnel in 2025 and the capitalization of software development costs in 2025. Additionally, there were approximately $0.4 million less in cloud infrastructure costs in 2025 due to the completion of the certain One Stack development activities in 2024 which resulted in those costs being incorporated in cost of revenue upon completion of the development activities.

General and Administrative. General and administrative expenses increased $0.2 million, or 7%, to $2.9 million for the three months ended September 30, 2025 from $2.7 million for the nine months ended September 30, 2024. As a percentage of revenue, general and administrative expenses were 25% and 21% for the three months ended September 30, 2025 and 2024, respectively. The change from prior year was primarily attributable to an increase in personnel costs and share-based compensation, which largely consist of one-time reorganization charges incurred during 2025.

General and administrative expenses increased $1.0 million, or 13%, to $8.5 million for the nine months ended September 30, 2025 from $7.5 million for the nine months ended September 30, 2024. As a percentage of revenue, general and administrative expenses were 25% and 21% for the nine months ended September 30, 2025 and 2024, respectively. The change from prior year was primarily attributable to an increase in personnel costs and share-based compensation costs, which largely consist of one-time reorganization charges as we reorganized and realigned our personnel throughout 2025 as well as timing of professional services costs.

Amortization of Intangible Assets from Acquisitions. Intangible amortization expense was $0 and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0 and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively. During 2024, the intangible assets acquired from acquisitions all reached the end of their useful lives and consequently there is no amortization expense in 2025.

Income Tax. Income tax expense was $27.0 thousand and $25.0 thousand for the three months ended September 30, 2025 and 2024, respectively. Income tax expense was $0.1 million for both the nine months ended September 30, 2025 and 2024. The income tax expense consists primarily of deferred tax expense and U.S. state income taxes. The effective tax rate differed from the expected tax rate of 21% in both years primarily due to the valuation allowance and, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, and other non-deductible amounts.

At both September 30, 2025 and December 31, 2024, based on all the available evidence, both positive and negative, we determined that it is more likely than not that our deferred tax assets will not be realized and accordingly recorded a full valuation allowance.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $10.3 million and $12.8 million, respectively. As of September 30, 2025, we had current and non-current contractual obligations of $8.5 million, of which $0.9 million is for payments due under our facility and financed equipment leases.

Cash used in operating activities was $1.5 million during the nine months ended September 30, 2025. The cash used in operating activities was primarily a result of a net loss of $2.9 million, adjusted for an increase in cash due to non-cash items of $3.4 million, which primarily included depreciation, amortization, and stock-based compensation, partially offset by a decrease in cash due to changes in working capital of $2.1 million. The change in working capital was driven primarily by a decrease in accrued benefits and payroll, other accrued expenses, and other current liabilities and a decrease in deferred revenue and deposits, partially offset by an increase in accounts payable. Cash used in operating activities was $2.0 million for the nine months ended September 30, 2024. The cash used in operating activities was primarily a result of a net loss of $3.0 million adjusted for an increase in cash due to non-cash items of $3.0 million, which primarily included depreciation, amortization, and stock-based compensation, offset by a decrease in cash due to changes in working capital of $2.0 million, which primarily included a decrease in accrued benefits and payroll, other accrued expenses, and other current liabilities and accounts payable.

Cash used in investing activities for the nine months ended September 30, 2025 and 2024, was $0.9 million and $0.3 million, respectively. During the nine months ended September 30, 2025 the cash used in investing activities was primarily attributable to software development costs for new products in development and launched in 2025. During the nine months ended September 30, 2024, the cash used in investing activities was attributable to purchases of property and equipment.

Cash used in financing activities for the nine months ended September 30, 2025 and 2024 was $25.0 thousand and $0.3 million, respectively. During the nine months ended September 30, 2025, the cash used in financing activities consisted of payments made for equipment financing lease obligations, partially offset by cash received from the exercise of stock options. During the nine months ended September 30, 2024, the cash used in financing activities was attributable to payments made for equipment financing lease obligations.

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

There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2025, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025.

Recent Accounting Pronouncements Not Yet Effective

For discussion regarding recent accounting pronouncements not yet effective, see Note 1: Description of Business and Basis of Presentation of the Notes to our Consolidated Financial Statements.

Website

Our website, www.marchex.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the SEC. To view these filings, please go to our website and under the "Company" tab click on “Investor Relations” and then click on “Financial Information.” Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings, public conference calls, and webcasts. We also use the following social media channels as a means of disclosing information about us, our services, and other matters, and for complying with our disclosure obligations under Regulation Fair Disclosure:

•
Marchex X Account (www.x.com/marchex)
•
Marchex Company Blog (www.marchex.com/blog/)
•
Marchex LinkedIn Account (www.linkedin.com/company/marchex)

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor the above accounts and blog, in addition to following our investor relations website, press releases, SEC filings, and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company under SEC Regulations, we are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our co-principal executive officers and our principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our co-principal executive officers and our principal financial officer have concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three and nine months ended September 30, 2025, no changes were made to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had an accumulated deficit of $329.1 million as of September 30, 2025. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses, and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

We have in the past and may in the future find it advisable to take measures to streamline operations and reduce expenses, including, without limitation, reducing our workforce, or discontinuing certain products or businesses. Such measures may place significant strains on our management and employees, and could impair our development, marketing, sales, and customer support efforts. We may also incur liabilities from these measures. Such effects from streamlining could have a negative impact on our business and financial results.

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

We received approximately 35% of our revenue from our five largest customers for both the three and nine months ended September 30, 2025, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 35% of our total revenues for both the three and nine months ended September 30, 2025. In particular, our customers in the automotive and related services sectors account for a significant portion of our revenue.

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

Our founder controls the outcome of stockholder voting, and there may be an adverse effect on the price of our Class B common stock due to the disparate voting rights of our Class A and Class B common stock.

As of September 30, 2025 and December 31, 2024, Russell Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represent about 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to 25 votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2025, we established the 2025 Repurchase Program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3,000,000 shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the three and nine months ended September 30, 2025, we did not have any share repurchases under this program or any superseded program and 3,000,000 of Class B common shares remain available for purchase under the plan.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three and nine months ended September 30, 2025, no directors or officers of the Company, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description

†10.17	Agreement in Principle to Acquire Archenia, Inc.

†31.1	Certification of Co-Principal Executive Officers pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32	Certification of Co-Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

†101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

†104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

Date: November 14, 2025	By:	/S/ BRIAN NAGLE
	Name:	Brian Nagle
	Title:	Chief Financial Officer ("CFO") (Principal Financial Officer and Principal Accounting Officer)