Form 10-K
period 2025-12-31
MARCHEX INC
filed 2026-03-26
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class B common stock on The NASDAQ Stock Market on June 30, 2025 was $74,349,596.

The number of shares of Registrant’s Class A common stock outstanding as of March 19, 2026 was 4,660,927. The number of shares of Registrant’s Class B common stock outstanding as of March 19, 2026 was 39,249,271.

Portions of the Registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions, dispositions, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements we make. There are a number of important factors that could cause the actual results of Marchex to differ materially from those indicated by such forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A of this Form 10-K under the caption “Risk Factors” and elsewhere in this report, and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

PART 1

ITEM 1. BUSINESS

Overview

References herein to “we” “us” or “our” refer to Marchex, Inc. (“Marchex” or the “Company”) and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

Marchex harnesses the power of artificial intelligence (“AI”) and conversation intelligence to provide actionable insights derived from prescriptive vertical market data analytics. Marchex enables organizations across business functions to optimize customer acquisitions and experiences, transforming conversations into meaningful business outcomes. Marchex provides AI-powered conversation intelligence solutions for market-leading companies in leading business-to-business-to-consumer ("B2B2C") vertical markets, including many of the world’s most innovative and successful brands.

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

We operate primarily in U.S. domestic markets with a desire to move into other markets over time. Our leveraging of generative AI is an active approach and allows the understanding of interactions without a human needing to converse, type, or interpret. Our conversational intelligence product offerings primarily include:

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
•
Engage. Engage is a comprehensive solution that provides locations with applications to enhance their overall performance. With a keen focus on call handling and outcomes, it helps improve customer satisfaction ratings, increase appointment set rates, and drive incremental sales. The solution integrates call data into the business’s customer relationship management ("CRM") to capture all customer interactions in one place, providing valuable insights for optimization and real-time alerts when a sales conversation ends negatively, creating opportunities for training, accountability, and empowering revenue growth. Overall, Marchex sales engagement technology is recognized as an industry leader.
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

AI developments continue to expand the analysis capabilities of consumer conversations. Conversation intelligence platforms increasingly use more advanced AI models, particularly natural language processing and machine learning, to turn spoken or written conversations, such as customer support calls and chats, into structured, actionable data. Several AI-driven developments are powering these trends, such as improved speech recognition and language models, generative AI for insight extraction, scalable pattern detection, and other real-time intelligence capabilities. These trends allow organizations to improve sales performance and customer experience, reduce manual review time and human bias, and make data-driven decisions based on customer interactions. We believe it's critical for businesses to understand the capabilities of AI-powered understanding of human conversations to transform them from unstructured data into a strategic business asset to make informed decisions from for consumer engagement and satisfaction.

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

Employees

As of December 31, 2025, we employed a total of 139 full-time employees. We have never had a work stoppage and none of our employees are represented by a labor union.

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

•
Marchex X Account Account (www.x.com/marchex)
•
Marchex Company Blog (www.marchex.com/blog/)
•
Marchex LinkedIn Account (www.linkedin.com/company/marchex)

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor the above accounts and blog, in addition to following our investor relations website, press releases, SEC filings, and public conference calls, and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Form 10-K.

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

We had an accumulated deficit of $331.4 million as of December 31, 2025. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

We received approximately 36% of our revenue from our five largest customers for the year ended December 31, 2025, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 36% of our total revenues for the year ended December 31, 2025. In particular, our customers in the automotive and related services sectors account for a significant portion of our revenue.

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

The AI technology and features we develop and/or incorporate into our solutions include new and evolving technologies that may present both legal and business risks.

While we are increasingly incorporating artificial intelligence (“AI”), including machine learning and large language model–based capabilities, into our products, services and internal operations, the use of AI presents risks and challenges that could adversely affect our business. AI technologies are complex, rapidly evolving and may produce outputs that are inaccurate, misleading, biased, incomplete or otherwise flawed, including as a result of errors in underlying algorithms, training data, or inputs. Our customers or other users may rely on such outputs to their detriment, which could expose us to legal claims, regulatory scrutiny, reputational harm or competitive disadvantage.

In addition, the legal and regulatory framework governing AI is evolving and remains uncertain, including with respect to intellectual property ownership, data privacy, automated decision‑making and liability allocation. Our use of AI, or our integration of third‑party AI technologies into our offerings, may subject us to claims of intellectual property infringement or misappropriation, data protection violations or other legal obligations, including where we have limited contractual recourse against third‑party AI providers. Further, AI technologies may require the processing of personal or sensitive data, increasing our compliance obligations and risk exposure.

We also permit and increasingly rely on the use of AI tools by our workforce in certain development, analytical and operational contexts. The use of such tools, whether authorized or unauthorized, may create risks related to the protection of confidential information, cybersecurity, data leakage, or the misuse of proprietary or third‑party intellectual property. If we are unable to manage these risks effectively, our business, reputation, financial condition and results of operations could be adversely affected.

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

As of December 31, 2025, Russell Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represent about 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to 25 votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

ITEM 2. PROPERTIES.

Our headquarters are located in Seattle, WA and consist of approximately 12,000 square feet of leased office space. See Item 1 of this Annual Report on Form 10-K under the caption “Information Technology and Systems.” We believe that our existing facilities are adequate for our near-term business needs.

ITEM 3. LEGAL PROCEEDINGS.

See Note 10: Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

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

	High	Low
Year Ended December 31, 2025
First Quarter	$2.15	$1.63
Second Quarter	2.31	1.26
Third Quarter	2.27	1.37
Fourth Quarter	2.04	1.32
Year Ended December 31, 2024
First Quarter	$1.49	$1.11
Second Quarter	1.75	1.20
Third Quarter	2.16	1.36
Fourth Quarter	2.40	1.60

Holders

As of March 19, 2026, there was 1 shareholder of record of our Class A common stock and 32 shareholders of record of our Class B common stock, respectively. Since many of our shares of Class B common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Issuer Purchases of Equity Securities

In May 2025, the Company established the 2025 Repurchase Program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3,000,000 shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the fiscal year 2025, we did not have any share repurchases under this program or any superseded program and 3,000,000 of Class B common shares remain available for purchase under the plan.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company under SEC Regulations, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the audited Consolidated Financial Statements and the notes to those statements which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements. Please see page 1 on this Form 10-K “Forward-Looking Statements” and Item 1A of this Form 10-K under the caption “Risk Factors” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Overview

Marchex harnesses the power of AI and conversation intelligence to provide actionable insights derived from prescriptive vertical market data analytics. Marchex enables organizations across business functions to optimize customer acquisitions and experiences, transforming conversations into meaningful business outcomes. Marchex provides AI-powered conversation intelligence solutions for market-leading companies in leading B2B2C vertical markets, including many of the world’s most innovative and successful brands.

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

Product Development

Product development costs consist primarily of expenses incurred in the research and development ("R&D") of our products and services. These costs primarily consist of payroll and related expenses for personnel; costs of computer hardware and software; costs incurred for features and functionality of the services we offer; and stock-based compensation of related personnel.

For the periods presented, substantially all of our product development expenses are R&D and are expensed as incurred or capitalized into property and equipment in accordance with the U.S. generally accepted accounting principles ("GAAP") once requirements have been met. See Note 1: Description of Business and Summary of Significant Accounting Policies for more information on software development capitalization.

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

Amortization of Intangibles from Acquisitions

Amortization of intangible assets excluding goodwill relates to intangible assets identified in connection with our acquisitions. The intangible assets have been identified as customer relationships; acquired technology; non-competition agreements; and trade names. These assets were fully amortized as of December 31, 2024.

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

Results of Operations

The following table presents revenue and certain operating results as a percentage of revenue:

	Year Ended December 31,	% of revenue	Year Ended December 31,	% of revenue
(In Thousands, Except Percentages)	2025		2024
Revenue	$45,420	100%	$48,122	100%
Expenses:
Cost of revenue	16,626	37%	17,172	36%
Cost of revenue - amortization of capitalized software development costs	89	0%	—	0%
Total cost of revenue	16,715	37%	17,172	36%
Sales and marketing	12,528	28%	12,136	25%
Product development	9,747	21%	12,414	26%
General and administrative	10,804	24%	10,245	21%
Acquisition settlement	1,350	3%	—	0%
Amortization of intangible assets from acquisitions	—	0%	602	1%
Total operating expenses	51,144	113%	52,569	109%
Loss from operations	$(5,724)	-13%	$(4,447)	-9%

Stock-based compensation expense was included in the following operating expense categories as follows:

	Year Ended December 31,
(In Thousands)	2025	2024
Cost of revenue	$12	$24
Sales and marketing	433	308
Product development	259	54
General and administrative	1,683	1,321
Total stock-based compensation	$2,387	$1,707

See Note 6: Stockholders' Equity of the Notes to the Consolidated Financial Statements, as well as our Critical Accounting Policies for additional information about stock-based compensation.

Revenue

Revenue decreased $2.7 million, or 6%, to $45.4 million for the year ended December 31, 2025 from $48.1 million for the year ended December 31, 2024. This decrease was impacted by lower call volumes in 2025 compared to 2024, customer corporate development activities, which consolidated customer contracts and customer migration revenue dilution resulting in decreased revenues.

Expenses

Cost of Revenue. Cost of revenue decreased $0.5 million, or 3%, to $16.7 million for the year ended December 31, 2025 from $17.2 million for the year ended December 31, 2024. As a percentage of revenue, cost of revenue was 37% and 36% for the years ended December 31, 2025 and 2024, respectively. The change from the prior year was primarily attributable to a decrease in costs from investment in cloud infrastructure and platform integration, and personnel and outside labor costs of $0.5 million, as we reorganized and realigned our personnel in 2025.

Sales and Marketing. Sales and marketing expenses increased $0.4 million, or 3%, to $12.5 million for the year ended December 31, 2025 from $12.1 million for the year ended December 31, 2024. As a percentage of revenue, sales and marketing expenses were 28% and 25% for the years ended December 31, 2025 and 2024, respectively. The change from prior year was primarily attributable to an increase in contract asset amortization charges of $0.6 million.

Product Development. Product development expenses decreased $2.7 million, or 22%, to $9.7 million for the year ended December 31, 2025 from $12.4 million for the year ended December 31, 2024. As a percentage of revenue, product development expenses were 21% and 26% for the years ended December 31, 2025 and 2024, respectively. The change from the prior year was primarily attributable to $2.0 million in lower personnel and outside labor costs due to the reorganization and realignment of our personnel in 2025 and the capitalization of software development costs in 2025. Additionally, there were approximately $0.5 million less in cloud infrastructure costs in 2025 due to the completion of the certain development activities in 2024 which resulted in those costs being incorporated in cost of revenue upon completion of the development activities.

General and Administrative. General and administrative expenses increased $0.6 million, or 6%, to $10.8 million for the year ended December 31, 2025 from $10.2 million for the year ended December 31, 2024. As a percentage of revenue, general and administrative expenses were 24% and 21% for the years ended December 31, 2025 and 2024, respectively. The change from prior year was primarily attributable to an increase in personnel costs and share-based compensation costs, which largely consist of one-time reorganization charges and associated impacts to share-based compensation as we reorganized and realigned our personnel throughout 2025.

Acquisition settlement. Acquisition settlement expense was $1.4 million and for the year ended December 31, 2025. The amount represents the cost recorded in the period associated with the probable resolution of a historical acquisition related matter.

Amortization of Intangible Assets from Acquisitions. Intangibles amortization expense was $0 and $0.6 million for the years ended December 31, 2025 and 2024, respectively. During 2024, the intangible assets acquired from acquisitions all reached the end of their useful lives and consequently there was no amortization expense in 2025.

Income Tax. Income tax expense was $0.1 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively, consisting primarily of deferred tax expense and U.S. state income taxes. We incurred federal taxable losses in both 2025 and 2024. The effective tax rate differed from the expected tax rate of 21% in both years primarily due to the valuation allowance, non-deductible stock-based compensation related to restricted stock units and incentive stock options recorded under the fair-value method, and other non-deductible amounts.

At both December 31, 2025 and 2024, based on all the available evidence, both positive and negative, we determined that it is more likely than not that our deferred tax assets will not be realized and accordingly recorded a full valuation allowance.

Liquidity and Capital Resources

As of December 31, 2025 and 2024, we had cash and cash equivalents of $9.9 million and $12.8 million, respectively. As of December 31, 2025, we had current and non-current contractual obligations of $7.3 million, of which $0.8 million is for payments due under our facility lease.

Cash used in operating activities was $1.4 million during the year ended December 31, 2025. The cash used in operating activities was primarily the result of a net loss of $5.2 million, adjusted for non-cash items of $4.6 million, which primarily included depreciation, amortization, and stock-based compensation, and the rest was attributed to changes in working capital and the acquisition settlement of $2.1 million and $1.4 million, respectively. The change in working capital was driven primarily by a decrease in accrued expenses, other current, and other liabilities. Cash used in operating activities was $1.1 million during the year ended December 31, 2024. The cash used in operating activities was primarily the result of a net loss of $4.9 million, adjusted for non-cash items of $4.5 million, which primarily included depreciation, amortization, and stock-based compensation, and the rest was attributed to changes in working capital of $0.7 million. The change in working capital was driven primarily by a decrease in accrued expenses and other current liabilities as well as a decrease in accounts payable.

Cash used in investing activities for the year ended December 31, 2025 was $1.3 million and was primarily attributable to cash paid for capitalized software development projects, partially offset by proceeds collected from the domain asset sale in the current year. Cash used in investing activities for the year ended December 31, 2024 was $0.4 million and was primarily attributable to cash paid for purchases of property and equipment for our technology infrastructure platform.

Cash used in financing activities for the years ended December 31, 2025 and 2024, was $0.1 million and $0.3 million, respectively. Cash used in financing activities for the year ended December 31, 2025 was primarily attributable to payments made related to equipment financing lease obligations, partially offset by proceeds from exercises of stock options, and issuances and vesting of restricted stock. Cash used in financing activities for the year ended December 31, 2024 was primarily attributable to payments made related to equipment financing lease obligations.

Based on our operating plans we believe that our resources will be sufficient to fund our operations, including any investments in strategic initiatives, for at least twelve months, however macroeconomic factors could influence our operating plans and resources significantly. Additional equity and debt financing may be needed to support our acquisition strategy, long-term obligations, and other Company’s needs. There can be no assurance that, if we needed additional funds, financing arrangements would be available in amounts or on terms acceptable to us, if at all. Failure to generate sufficient revenue or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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

There have been no significant changes in our critical accounting policies and estimates during the year ended December 31, 2025.

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

Stock-Based Compensation

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 718, Compensation – Stock Compensation, requires the measurement and recognition of compensation for all stock-based awards made to employees, non-employees and directors including stock options, restricted stock awards ("RSAs"), and restricted stock units ("RSUs") be based on estimated fair values. We account for forfeitures as they occur. We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the vesting or service period, as applicable, of the stock-based award using the straight-line method.

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

Although the fair value of stock-based awards is determined in accordance with ASC 718, the assumptions used in calculating fair value of stock-based awards and the use of the Black-Scholes option pricing model is subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 6: Stockholders' Equity for additional information.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders' and the Board of Directors of Marchex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marchex, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of management. Our responsibility is to express an opinion on the financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Occurrence and Completeness of Revenue

As described in Note 1 of the consolidated financial statements, the Company generates revenue from the Company’s conversational analytics technology platform when customers pay the Company a fee for call, text, phone number or other communication related data element tracking, based on a pre-negotiated rate. Revenue is recognized over time as the service is performed, which is generally measured by the delivery of the related data element per the terms of the customer contract.

We identified the occurrence and completeness of revenue as a critical audit matter as the process to record revenue which is billed in arrears creates complexity in auditing the timing of revenue recognition. Revenue is driven by data derived from an internally developed system, which requires an increased audit effort to assess the reliability of data.

Our audit procedures related to the occurrence and completeness of revenue included performing the following audit procedures, among others:

•
We obtained an understanding of the relevant controls related to the occurrence and completeness of data elements and tested the relevant controls for design and operating effectiveness.
•
In order to assess the accuracy of data elements generated from the internally developed information system we reconciled the total data element information to the third-party vendor bills.
•
On a sample basis, we agreed the minutes from the data element information to the vendor bill.
•
On a sample basis, we listened to calls to determine the data element occurred.
•
On a sample basis, we tested the timing of revenue recognized by selecting samples of transactions occurring around both quarter-end and year-end.
•
We tested the accuracy of management's quarterly revenue close adjustment schedule to underlying supporting customer contracts, data elements information and to the adjustment made to the general ledger.
•
We tested the reasonableness of changes in revenue by performing trend analysis which compared quarter-over quarter revenues.

/s/ RSM US LLP

We have served as the Company's auditor since 2022.

Los Angeles, California

March 25, 2026

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$9,942	$12,767
Accounts receivable, net	6,670	7,072
Prepaid expenses	1,005	695
Other current assets	1,420	1,744
Total current assets	19,037	22,278
Property and equipment, net	1,854	1,811
Other assets, net	563	397
Right-of-use lease assets	668	1,156
Goodwill	17,558	17,558
Total assets	$39,680	$43,200
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,198	$1,349
Accrued benefits and payroll	1,175	2,133
Other accrued expenses and current liabilities	2,739	4,197
Deferred revenue and deposits	598	1,093
Operating lease liability, current	355	495
Total current liabilities	8,065	9,267
Deferred tax liabilities	664	579
Operating lease liability, non-current	366	721
Other non-current	500	—
Total liabilities	$9,595	$10,567
Commitments and contingencies - See Note 10
Stockholders’ equity:
Common stock, $0.01 par value; Authorized 137,500 shares
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at December 31, 2025 and December 31, 2024	$49	$49
Class B: 125,000 shares authorized; 39,248 shares issued and outstanding at December 31, 2025, including 113 shares of restricted stock; and 39,025 shares issued and outstanding at December 31, 2024, including 365 shares of restricted stock	392	390
Additional paid-in capital	361,057	358,372
Accumulated deficit	(331,413)	(326,178)
Total stockholders’ equity	30,085	32,633
Total liabilities and stockholders’ equity	$39,680	$43,200

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Revenue	$45,420	$48,122
Expenses:
Cost of revenue (1)	16,626	17,172
Amortization of capitalized software development costs (1)	89	—
Total cost of revenue (1)	16,715	17,172
Sales and marketing (1)	12,528	12,136
Product development	9,747	12,414
General and administrative	10,804	10,245
Acquisition settlement	1,350	—
Amortization of intangible assets from acquisitions	—	602
Total operating expenses	$51,144	$52,569
Loss from operations	(5,724)	(4,447)
Interest income (expense) and other, net	568	(120)
Loss before income tax expense	(5,156)	(4,567)
Income tax expense	79	380
Net loss applicable to common stockholders	$(5,235)	$(4,947)
Basic and diluted net loss per Class A and B share applicable to common stockholders	$(0.12)	$(0.11)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	4,661	4,661
Class B	39,199	38,498
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	4,661	4,661
Class B	43,860	43,159
(1) Excludes amortization of intangible assets from acquisitions

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Class A		Class B		Additional		Total
	common stock		common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2023	4,661	$49	38,661	$386	$356,666	$(321,231)	$35,870
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	8	—	3	—	3
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	1,707	—	1,707
Issuance of Class B common stock in connection with prior deferred issuance from acquisition	—	—	356	4	(4)	—	—
Net loss	—	—	—	—	—	(4,947)	(4,947)
Balance at December 31, 2024	4,661	$49	39,025	$390	$358,372	$(326,178)	$32,633
Issuance of common stock upon exercise of options, issuance and vesting of restricted stock and under employee stock purchase plan, net	—	—	223	2	298	—	300
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	2,387	—	2,387
Net loss	—	—	—	—	—	(5,235)	(5,235)
Balance at December 31, 2025	4,661	$49	39,248	$392	$361,057	$(331,413)	$30,085

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss applicable to common stockholders	$(5,235)	$(4,947)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization, depreciation, and loss on disposals	2,674	2,646
Gain on domain asset sale	(632)	—
Provision for doubtful accounts	93	(147)
Deferred income taxes	86	330
Stock-based compensation	2,387	1,707
Acquisition settlement	1,350	—
Change in certain assets and liabilities:
Accounts receivable, net	309	469
Prepaid expenses, other current assets, and other assets	(427)	280
Accounts payable	1,849	(566)
Accrued compensation, other accrued, and other liabilities	(3,367)	(755)
Deferred revenue and deposits	(495)	(121)
Net cash from (used in) operating activities	$(1,408)	$(1,104)
Cash flows from investing activities:
Capitalized software development costs	(1,443)	(47)
Purchases of property and equipment	(36)	(382)
Proceeds from domain asset sale	159	—
Net cash from (used in) investing activities	$(1,320)	$(429)
Cash flows from financing activities:
Proceeds from exercises of stock options, and issuance and vesting of restricted stock	300	3
Repayments under finance lease liabilities and related obligations	(397)	(310)
Net cash from (used in) financing activities	$(97)	$(307)
Net increase (decrease) in cash and cash equivalents	(2,825)	(1,840)
Cash and cash equivalents at beginning of period	12,767	14,607
Cash and cash equivalents at end of period	$9,942	$12,767
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$46	$63
Cash paid for interest	$82	$124
Non-cash purchases of property and equipment	$—	$383

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies

(a) Description of Business and Basis of Presentation

Marchex, Inc. was incorporated in the state of Delaware on January 17, 2003. Marchex is a conversation intelligence company that harnesses the power of AI and conversation intelligence to provide actionable insights derived from prescriptive vertical market data analytics. Marchex enables organizations across business functions to optimize customer acquisitions and experiences, transforming conversations into meaningful business outcomes. Marchex provides AI-powered conversation intelligence solutions for market-leading companies in leading B2B2C vertical markets, including many of the world’s most innovative and successful brands.

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of our Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company has used estimates related to several financial statement amounts, including revenues, the fair value of stock options awards, and the impairment of goodwill. Actual results could differ from those estimates.Certain prior‑period cash flow amounts have been reclassified to conform to the current‑period presentation. These reclassifications had no impact on net cash provided by (used in) operating, investing, or financing activities.

(b) Going Concern

Based on our operating plans we believe that our resources will be sufficient to fund our operations, including any investments in strategic initiatives, for at least twelve months from March 26, 2026, the date of financial statement issuance. The Company considers any substantial doubt raised from recent net losses from operations to be alleviated by management's future operating plans, which consist of strategies for product innovation, increased sales, and cost cutting and efficiency efforts. When evaluating the Company's ability to continue as a going concern, management analyzed our working capital and cash position, positive momentum from year over year operating performance, and absence of any internal or external matters outstanding that would cause operating plans to be significantly revised.

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

In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes eligible software development costs into Property and equipment, net on the Consolidated Balance Sheets. The Company notes that our external-use projects fall under ASC 350-40 guidance, as opposed to ASC 985-20, Costs of Software to be Sold, Leased, or Marketed, because as a substantive plan to market the software externally to be sold exists, our customers access the software through cloud hosting arrangements and the customers don't have the right to take possession of the software at any time during the hosting period. Under ASC 350-40, development costs for applicable projects will begin capitalization once the preliminary project stage is completed, management has committed to fully funding the computer software project, and it is probable that the project will be seen to completion and the software will be used to perform the function intended. Eligible costs for the development of software as a service ("SaaS") products for customer-use are capitalized to the extent they are recoverable by the anticipated net realizable value of the product until it is available to customers. Capitalized software costs are amortized on a straight-line basis when placed into service over the estimated useful life of the software, which is generally three years. We capitalized $1.4 million and $47.2 thousand in software development costs for the years ended December 31, 2025 and 2024, respectively.

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

Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually on November 30, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. No impairment was recognized for the years ended December 31, 2025 and 2024.

(i) Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the primary asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of would be separately presented on the Company's Consolidated Balance Sheets and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. No impairment was recognized for the years ended December 31, 2025 and 2024.

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

(l) Advertising Expenses

Advertising costs are expensed as incurred and include mobile and online advertising and related outside marketing activities, including sponsorships and trade shows. Such costs are included in sales and marketing. Advertising costs were approximately $0.4 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively.

(m) Product Development

Product development costs consist primarily of expenses incurred by the Company in the R&D, creation, and enhancement of the Company’s products and services. R&D costs are expensed as incurred and include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing features and functionality of the services. For the periods presented, substantially all of the product development expenses are related to R&D. Product development costs are expensed as incurred or capitalized into property and equipment in accordance with FASB ASC 350. ASC 350 requires that cost incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

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

The Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, on January 1, 2025 using the prospective transition method. The Notes to the Consolidated Financial Statements have been prepared accordingly to reflect the application of ASU 2023-09 guidance for the year ended December 31, 2025, through the additional income tax disclosures, particularly regarding the effective tax reconciliation and income taxes paid. See Note 11: Taxes for additional information.

(o) Defined Contribution 401(k) Plan

The Company maintains voluntary defined contribution plans, which are qualified, covering employees that meet eligibility requirements. Eligible employees may elect to defer and contribute a portion of their eligible compensation to the plans, not to exceed the dollar amounts set by applicable laws. Cash contributions by the Company were approximately $0.2 million for both the years ended December 31, 2025 and 2024.

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

In accordance with the two class method, the undistributed losses for each year are allocated based on the contractual participation rights of the Class A and Class B common shares and the restricted shares as if the losses for the year had been distributed. Considering the terms of the Company’s charter which provides that, if and when dividends are declared on its common stock in accordance with DGCL, equivalent dividends shall be paid with respect to the shares of Class A and Class B common stock and that both classes of common stock have identical dividend rights and would share equally in the Company’s net assets in the event of liquidation, the Company has allocated undistributed losses on a proportionate basis.

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

(s) Recent Accounting Pronouncement Not Yet Effective

In January 2025, the FASB issued Accounting Standards Update ("ASU") 2025-01, which updates the effective date of the November 2024 issued ASU 2024-03, Disaggregation of Income Statement Expenses, that requires public entities to improve disclosures about their expenses and provide more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is now effective for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of this ASU on its Consolidated Financial Statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Accounting for Internal-Use Software, which makes improvements to internal-use software accounting guidance to better align with contemporary software development practices, rather than traditional, stage-based models. Under the revised guidance, a Company may begin capitalizing internal-use software costs only when management has authorized and committed to funding the project and it's probable that the project will be completed and used for its intended function. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of this ASU on its Consolidated Financial Statements and related disclosures.

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

	December 31,
(In Thousands)	2025	2024
Accounts receivable:
Billed	$5,330	$5,420
Unbilled	1,395	1,736
Allowance for expected credit losses	(55)	(84)
Accounts receivable, net	$6,670	$7,072

Customer payments received in advance of revenue recognition or the Company's unconditional right to invoice are considered contract liabilities and are recorded as deferred revenue. The beginning and ending deferred revenue balances and activity during the period consists of the following:

(In Thousands)
Balance at December 31, 2024	$1,093
Current year deferral of revenue	685
Revenue earned from beginning deferred revenue	(1,180)
Balance at December 31, 2025	$598

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentive compensation including commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship. The Company’s net contract acquisition costs shown below consist of $1.0 million and $0.8 million in Prepaid expenses and other current assets on the December 31, 2025 and December 31, 2024 Consolidated Balance Sheets, respectively, and $0.2 million and $0.4 million in Other assets, net on the December 31, 2025 and December 31, 2024 Consolidated Balance Sheets, respectively. The gross and net amounts consist of the following:

	December 31,
(In Thousands)	2025	2024
Contract assets:
Gross balance	$4,698	$3,407
Accumulated amortization	(3,482)	(2,247)
Contract assets, net	$1,216	$1,160

Note 3: Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the years ended December 31, 2025 and 2024, the Company operated in a single segment comprised of its conversational analytics and related solutions. In accordance with ASC 280, Segment Reporting, this single segment presentation is the basis upon which the Company's chief operating decision maker relies for performance evaluation and benchmarking.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of December 31, 2025 and 2024, no significant long-lived assets were held by entities outside of the U.S.

Revenues from customers by geographical areas are tracked on the basis of the location of the customer. The majority of the Company’s revenue and accounts receivable are derived from sales to domestic customers.

Revenues by geographic region are as follows:

	Year Ended December 31,
(In Percentages)	2025	2024
United States	98%	99%
Canada and other countries	2%	1%
Total	100%	100%

Note 4: Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions. The Company has one customer that generally represents more than 10% of consolidated revenue. The table below sets forth the percentage of the Company's consolidated revenue that was attributed to this customer for the periods presented below:

	Year Ended December 31,
(In Percentages)	2025	2024
Customer A	11%	10%

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

	December 31,
(In Percentages)	2025	2024
Concentration type:
Customer A	24%	23%
Independent dealer network A	17%	15%

Note 5: Fair Value of Financial Instruments

The Company had the following financial instruments as of December 31, 2025 and 2024: cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. The following table provides information about the fair value of our cash and cash equivalents balance:

	December 31,
(In Thousands)	2025	2024
Level 1 assets:
Cash	$4,669	$7,615
Money market funds	5,273	5,152
Total cash and cash equivalents	$9,942	$12,767

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

The Company has two classes of authorized common stock: Class A and Class B common stock. Except with respect to voting rights, the Class A and Class B shares have identical rights. Each share of Class A common stock is entitled to twenty-five votes per share, and each share of Class B common stock is entitled to one vote per share. Each share of Class A common stock is convertible at the holder’s option into one share of Class B common stock.

In accordance with the stockholders’ agreement signed by the founding Class A common stockholders, the following provisions survived the Company’s initial public offering: Class A stockholders other than Russell Horowitz may only sell, assign or transfer their Class A stock to existing Class A stockholders or to the Company and in the event of transfers of Class A stock not expressly permitted by the stockholders’ agreement, such shares of Class A stock shall be converted into shares of Class B common stock.

In May 2025, the Company’s board of directors authorized a new share repurchase program, which supersedes and replaces all prior repurchase programs. Under the 2025 Repurchase Program, the Company is authorized to repurchase up to 3,000,000 shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2025 Repurchase Program does not have an expiration date and may be expanded, limited, or terminated at any time without prior notice. The Company has made no repurchases under the 2025 Repurchase Program and additionally no repurchases were made under the superseded 2014 Repurchase Program for the years ended December 31, 2025 and 2024. Shares repurchased but not yet retired by the Company will be classified as treasury stock on the Consolidated Balance Sheets before retirement. Retirement of treasury stock results in reductions to common stock and additional paid-in capital.

(b) Stock Option Plan

The Company’s active stock incentive plan, which was established in 2021, allows for grants of stock options, RSAs, and RSUs to eligible participants and such options may be designated as incentive or non-qualified stock options at the discretion of the 2021 Plan’s Administrative Committee. Prior to the 2021 Plan, the Company granted stock-based awards under its 2012 Stock Incentive Plan. No further awards were made under the 2012 Plan after December 31, 2021. The 2021 Plan authorizes up to 3,500,000 shares of Class B common stock that may be issued with respect to awards granted under the 2021 Plan, and provides that the total number of shares of Class B common stock for which options designated as incentive stock options may be granted shall not exceed 3,500,000 shares. Annual increases to each of these share limits are to be added on the first day of each fiscal year beginning on January 1, 2022 equal to 3% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company) or in the case of incentive stock options, the lesser of (i) 2,000,000 shares of Class B common stock, or (ii) 3% of the outstanding common stock (including for this purpose any shares of common stock issuable upon conversion of any outstanding capital stock of the Company), or (iii) such number as determined by the Company’s board of directors. As a result of this provision, the authorized number of shares available under the 2021 Plan was increased by 1,310,575 and 1,299,680 on January 1, 2025 and 2024, respectively, bringing the aggregate authorized number of shares available under the 2021 Plan to 8,666,546 and 7,355,971 on January 1, 2025 and 2024, respectively. The Company may issue new shares or reissue treasury shares for stock option exercises and restricted stock grants. Generally, stock options have 10-year terms and vest 25% each year either annually or quarterly, over a 4-year period and RSAs and RSUs vest 25% each year annually over a 4-year period.

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense over the vesting or service period, as applicable, of the stock-based award using the straight-line method. The Company accounts for forfeitures as they occur. Stock-based compensation expense has been included in the same lines as compensation paid to the same employees in the Consolidated Statements of Operations. The Company did not grant any options with exercise prices less than the then current market value during 2025 or 2024.

Stock-based compensation expense was included in the following operating expense categories:

	Year Ended December 31,
(In Thousands)	2025	2024
Cost of revenue	$12	$24
Sales and marketing	433	308
Product development	259	54
General and administrative	1,683	1,321
Total stock-based compensation	$2,387	$1,707

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. For the years ended December 31, 2025 and 2024, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, and vesting schedules. Expected volatility is based on historical volatility levels of the Company’s Class B common stock. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments, which we consider to be zero.

The following assumptions were used in determining the fair value of time-vested stock option grants for the periods indicated:

Year Ended December 31,
	2025	2024
Expected life (in years)	4.00 - 6.25	4.00 - 6.25
Risk-free interest rate	3.54% - 4.32%	3.93% - 4.43%
Expected volatility	57% - 61%	57% - 64%

As of December 31, 2025, there were $2.2 million of unrecognized compensation costs related to stock options. These costs are expected to be recognized over the weighted average period of 2.29 years. Stock option activity during the period was as follows:

	Options (in thousands)	Weighted average exercise price of options	Weighted average remaining contractual term (in years)
Balance at December 31, 2024	7,039	$1.91	7.57
Options granted	1,307	1.82
Options forfeited	(321)	1.55
Options expired	(176)	3.75
Options exercised	(216)	1.39
Balance at December 31, 2025	7,633	$1.89	7.50

RSAs and RSUs are generally measured at fair value on the date of grant based on the number of awards granted and the quoted price of the Company’s common stock. RSAs and RSUs are expensed on a straight-line basis over the vesting or service period, as applicable, and forfeitures are recognized as they occur. RSUs entitle the holder to receive one share of the Company’s Class B common stock upon satisfaction of certain service conditions. As of December 31, 2025, there were $0.9 million of unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over the weighted average period of 1.88 years. RSA and RSU activity during the period was as follows:

	Shares/ Units (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	406	$2.04
Granted	872	1.77
Vested	(273)	1.90
Forfeited	(22)	2.85
Unvested at December 31, 2025	983	$1.84

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

The following table presents the computation of basic net loss per share applicable to common stockholders for the periods ended:

	Year Ended December 31,
	2025		2024
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(556)	$(4,679)	$(534)	$(4,413)
Denominator:
Weighted average number of shares outstanding - basic	4,661	39,199	4,661	38,498
Basic net loss per share applicable to common stockholders	$(0.12)	$(0.12)	$(0.11)	$(0.11)

The following table presents the computation of diluted net loss per share for the periods ended:

	Year Ended December 31,
	2025		2024
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(556)	$(4,679)	$(534)	$(4,413)
Reallocation of net loss for Class A to Class B shares	—	(556)	—	(534)
Diluted net loss applicable to common stockholders:	$(556)	$(5,235)	$(534)	$(4,947)
Denominator:
Weighted average number of shares outstanding - basic	4,661	39,199	4,661	38,498
Conversion of Class A to B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding - diluted	4,661	43,860	4,661	43,159
Diluted net loss per share applicable to common stockholders	$(0.12)	$(0.12)	$(0.11)	$(0.11)

Anti-dilutive securities	—	5,835	—	5,951

Note 8: Property and Equipment

Property and equipment consisted of the following:

	December 31,
(In Thousands)	2025	2024
Computer and other related equipment	$1,129	$1,198
Purchased software	3,240	3,276
Furniture and fixtures	13	262
Software development costs	742	—
Software development costs - in progress	748	72
	$5,872	$4,808
Less: accumulated depreciation and amortization	(4,018)	(2,997)
Property and equipment, net	$1,854	$1,811

During the year ended December 31, 2025, the Company recorded a loss on disposal of $25.0 thousand that is included within Product development on the Consolidated Statement of Operations. During the year ended December 31, 2025, the Company also recorded a loss on disposal of $84.6 thousand, for assets that were located at the Wichita, KS office space associated with the operating lease termination described in Note 9: Leases below, that is included within Interest income (expense) and other, net on the Consolidated Statement of Operations.

Depreciation and amortization expense related to property and equipment was as follows:

	Year Ended December 31,
(In Thousands)	2025	2024
Depreciation and amortization expense	$1,350	$1,399

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

Assets that were under finance leases, which primarily represented computer equipment, were subject to a rental agreement for a third-party's utilization of this equipment; however, we retained our primary obligation under the original financing terms. Therefore, the Company did not have a right-of-use asset, but did carry the lease liability related to this financed equipment, on the Consolidated Balance Sheets. During the fourth quarter of 2025, the Company made its final payment under the finance leases and therefore does not carry any liabilities related to these previous obligations as of December 31, 2025.

Lease cost recognized in the Consolidated Statements of Operations and other lease information is summarized as follows:

	Year Ended December 31,
(In Thousands, Except Lease Terms and Percentages)	2025	2024
Operating lease cost	$460	$575
Finance lease cost:
Interest on lease liabilities	24	72
Variable and short-term lease cost	21	23
Total lease cost	$505	$670
Other information:
Weighted-average remaining lease term - operating leases	1.9	2.6
Weighted-average remaining lease term - finance leases	—	0.9
Weighted-average discount rate - operating leases	7.5%	7.0%
Weighted-average discount rate - finance leases	14.1%	14.1%
Cash paid for operating leases	$462	$562
Cash paid for finance leases	$421	$459

As of December 31, 2025, the Company’s future payments under operating lease liabilities were as follows:

(In Thousands)
2026	$397
2027	380
Gross future lease payments	$777
Less: imputed interest	(56)
Present value of total lease liabilities	$721
Less: current portion of lease liabilities	(355)
Total long-term lease liabilities	$366

Note 10: Commitments and Contingencies

Commitments

The Company has commitments for future payments related to its office facility, as well as other contractual obligations primarily related to minimum payments due to outside service providers. For information regarding the Company's lease commitments, see Note 9: Leases above.

Future minimum payments on the Company's other contractual obligations are approximately as follows:

(In Thousands)
2026	$4,793
2027	1,696
2028 and thereafter	13
Total minimum payments	$6,502

Contingencies

The Company from time to time is a party to disputes and legal and administrative proceedings arising from the ordinary course of business. We could become in the future subject to legal proceedings, governmental investigations, and claims in the ordinary course of business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks, and other intellectual property rights. Such claims, even if not meritorious, could force us to expend significant financial and managerial resources and could be material. See (p) Guarantees section of Note 1: Description of Business and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for additional information.

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

On February 2, 2024, the Magistrate Judge issued a report and recommendation advising the U.S. District Court Judge to dismiss certain claims from the second amended complaint and to allow other claims to proceed to discovery. On July 17, 2024, the U.S. District Court Judge adopted portions of the Magistrate Judge's recommendation, and the parties subsequently commenced discovery.

During the period, the Company and the plaintiffs made significant progress in negotiating a settlement. Based on the current status of those discussions and an evaluation of the relevant facts and circumstances, the Company has determined that a loss is probable and reasonably estimable and, accordingly, recorded an additional $1.4 million as Acquisition expense in the Consolidated Statement of Operations and has recorded an accrual of $2.1 million, the expected settlement amount, related to this matter, of which $1.6 million is recorded in other accrued expenses and current liabilities and $0.5 million in other non-current within liabilities at December 31, 2025 on the Consolidated Balance Sheet. The accrual reflects management’s current estimate of the probable loss associated with the litigation; however, the ultimate resolution of this matter may differ from the amount accrued.

While any litigation contains an element of uncertainty, the Company is not aware of any other legal proceedings or claims which are pending that the Company believes, based on current knowledge, will have, individually or taken together, a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Note 11: Taxes

The components of the Company's loss before income tax expense consisted of the following:

	Year Ended December 31,
(In Thousands)	2025	2024
United States	$(5,156)	$(4,565)
Foreign	—	(2)
Loss before income tax expense	$(5,156)	$(4,567)

The Company's income tax expense consisted of the following components:

	Year Ended December 31,
(In Thousands)	2025	2024
Current provision
State	$36	$49
Deferred provision (benefit)
Federal	58	160
State	(15)	171
Total income tax expense	$79	$380

As noted in Note 1: Description of Business and Summary of Significant Accounting Policies, the Company adopted ASU 2023-09 on a prospective-basis for the year ended December 31, 2025. The Company's income tax expense differed from the amounts computed by applying the U.S. federal statutory rate to the loss before the provision for income taxes in accordance with ASU 2023-09 for the following items:

(In Thousands, Except Percentages)	Year Ended December 31, 2025	% of Loss Before Income Tax
Income tax benefit at U.S. statutory rate	$(1,083)	21.0%
State taxes, net of valuation allowance (1)	(89)	1.7%
Foreign tax effects:
Statutory rate differences	116	-2.2%
Provincial Tax (Ontario)	(222)	4.3%
Canadian credits	(413)	8.0%
Permanent differences	14	-0.3%
Deferred adjustments	88	-1.7%
Canadian valuation allowance	822	-15.9%
Tax law changes	(466)	9.0%
Valuation allowance	773	-15.0%
Nondeductible items	155	-3.0%
Deferred adjustments	373	-7.2%
Other items	(99)	1.9%
Stock based compensation	110	-2.1%
Total income tax expense	$79	-1.5%
(1)
Michigan state taxes made up the majority (greater than 50%) of this item
(2)
Includes non-deductible stock-based compensation and excess tax benefits and shortfalls from stock-based compensation

Prior to the adoption of ASU 2023-09, for the year ended December 31, 2024, the Company's income tax expense differed from the amounts computed by applying the U.S. federal statutory rate to the loss before the provision for income taxes for the following items:

Year Ended December 31,
(In Thousands)	2024
Income tax benefit at U.S. statutory rate	$(959)
State taxes, net of valuation allowance	(129)
Foreign taxes	92
Non-deductible items	13
Stock-based compensation (1)	145
Valuation allowance	491
Tax credits	(474)
Goodwill tax basis difference	1,201
Total income tax expense	$380
(1)
Includes non-deductible stock-based compensation and excess tax benefits and shortfalls from stock-based compensation

In accordance with the adoption of ASU 2023-09 on a prospective-basis for the year ended December 31, 2025, the following table summarizes activity related to cash payments for income taxes (net of refunds):

(In Thousands)	Year Ended December 31, 2025
State
California	$19
Texas	21
All other states	6
Income tax paid, net of refunds	$46

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below and reflect the 21% U.S. federal statutory rate as of December 31, 2025 and 2024:

	As of December 31, 2025
(In Thousands)	2025	2024
Deferred tax assets:
Accrued liabilities not currently deductible	$521	$357
Intangible assets-excess of financial statement over tax amortization	2,793	3,276
Stock-based compensation	1,269	941
Federal net operating and capital losses	43,886	42,283
Research & experimental tax and other credit carryforwards	7,629	6,198
Lease liability	179	307
Capitalized R&D	1,181	2,170
Other	148	274
Gross deferred tax assets	$57,606	$55,806
Valuation allowance	(56,192)	(54,597)
Net deferred tax assets	$1,414	$1,209
Deferred tax liabilities:
Fixed assets	$(248)	$(295)
Intangible assets-excess of tax over financial statement amortization	(1,610)	(1,433)
Right-of-use lease asset	(166)	—
Other	(54)	(60)
Net deferred tax liabilities	$(664)	$(579)

As of December 31, 2025, the Company’s federal and state net operating loss ("NOL") carryforwards were approximately $190.6 million and $67.6 million, respectively. Of the total federal NOL carryforwards reported, the Company has accumulated $67.5 million with an indefinite life as of December 31, 2025. The remaining federal and state NOL carryforwards will begin to expire in 2027 and 2029, respectively, for income tax purposes. As of December 31, 2025, the Company’s federal R&D credit carryforwards were $6.2 million, which will begin to expire in 2029.

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

The Tax Cuts and Jobs Act contained a provision which requires the capitalization of Section 174 costs incurred in years beginning on or after January 1, 2022. Section 174 costs are expenditures which represent R&D costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. This provision changes the treatment of Section 174 costs such that the expenditures are no longer allowed as an immediate deduction but rather must be capitalized and amortized.

The Company regularly reviews deferred tax assets to assess whether it is more likely than not that its deferred tax assets will be realized and, if necessary, establishes a valuation allowance for portions of such assets to reduce the carrying value. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to customer usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, with the exception of certain insignificant foreign deferred tax assets, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized and, accordingly, recorded 100% valuation allowance against these deferred tax assets as of both December 31, 2025 and 2024.

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

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes were not material to the income tax provision for the year ended December 31, 2025.

The following table summarizes activity related to tax contingencies, which are recorded as an offset to deferred tax assets:

(In Thousands)
Gross tax contingencies—December 31, 2024	$1,469
Gross decrease to current period tax positions	(59)
Gross tax contingencies—December 31, 2025	$1,410

Note 12: Domain Asset Sale

In April 2025, the Company sold one of its domain assets to a third-party buyer for a total sales price of $0.8 million, with payments to be made over a four-year period. Each payment that the Company receives from the buyer will be reduced by a 15% commission fee, resulting in total net cash proceeds of approximately $0.7 million. Approximately $0.6 million was recognized as a gain within Interest income (expense) and other, net on the Consolidated Statement of Operations for the year ended December 31, 2025. The remaining amount of approximately $48.2 thousand will be recognized as interest income over the four-year payment period due to the financing component of the agreement. At December 31, 2025, there was approximately $0.2 million of the receivable recorded within Other current assets and $0.3 million within Other assets, net on the Consolidated Balance Sheet.

Note 13: Acquisition Agreement in Principle ("AIP")

Marchex entered into an AIP on November 13, 2025 to acquire 100% of the stock of Archenia, Inc. from its stockholders (the “Sellers”) for consideration consisting of a $10.0 million convertible promissory note, with interest at 6%, payable in three equal tranches on the 12, 18 and 24 monthly anniversaries of the closing date of the transaction. Principal and interest under the note would be convertible in whole or in part into shares of Marchex’s Class B common stock at $1.80 per share (the 30-day average closing price through November 11, 2025).

A special committee of Marchex’s Board of Directors consisting solely of independent directors (the “Special Committee”) has approved Marchex entering into the AIP because certain of the Sellers are related parties. The parties have agreed to promptly commence to negotiate a definitive purchase agreement relating to the transaction. Conditions to entering into the definitive agreement include receipt of audited financial statements of Archenia for such periods as required by SEC rules, and receipt of a customary fairness opinion by a financial advisor selected by the Special Committee. Conditions to closing the transaction shall include approval of the transaction by a majority of Marchex’s disinterested stockholders. The closing date, in the event a definitive agreement is entered into and the transaction is approved by disinterested stockholders, is anticipated to occur in June 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Co-Principal Executive Officers and Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our Co-Principal Executive Officers and Principal Financial Officer have concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of Marchex is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

ITEM 9B. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the year ended December 31, 2025, no directors or officers of the Company, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the 2026 annual meeting of stockholders, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2025.

Our Code of Ethics for our Co-Principal Executive Officers and Senior Financial Officers is available on our web site, www.marchex.com, by clicking "Investor Relations" located under the "Company" tab, then “Highlights” located under the “Governance” tab.

ITEM 11. EXECUTIVE COMPENSATION.

The information required under this item may be found in the 2026 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item may be found in the 2026 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item may be found in the 2026 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company’s independent registered public accounting firm is RSM US LLP, Seattle, WA, PCAOB ID: 49.

The information required under this item may be found in the 2026 Proxy Statement and is incorporated herein by reference, or an amendment to this 10-K, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2025.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.
The following reports and financial statements are included in Part II, Item 8 of this Form 10-K:
•
Report of Independent Registered Public Accounting Firm;
•
Consolidated Balance Sheets as of December 31, 2025 and 2024;
•
Consolidated Statements of Operations for the years ended December 31, 2025 and 2024;
•
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025 and 2024;
•
Consolidated Statements of Cash Flow for the years ended December 31, 2025 and 2024; and
•
Notes to the Consolidated Financial Statements.
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

2.2	Asset Purchase Agreement, dated August 7, 2020, between the Company and Archenia, Inc. (incorporated by reference to Annex A of the Proxy Statement, as filed with the SEC on August 24, 2020).

2.3	Support Services Agreement, dated October 16, 2020, between the Company and Archenia, Inc. (incorporated by reference to Annex A of the Proxy Statement, as filed with the SEC on August 24, 2020).

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

*10.2	Marchex, Inc. 2012 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed with the SEC on July 10, 2017).

*10.3

Form of Incentive Stock Option Notice and Agreement (2012 Stock Incentive Plan) (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019).

*10.4

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

*10.7

Form of Indemnity Agreement (Section 16 Executive Officers and Directors) (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019).

*10.8	Marchex, Inc. 2021 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed with the SEC on August 20, 2021).

*10.9	Form of Incentive Stock Option Notice and Agreement (2021 Stock Incentive Plan).

*10.10	Form of Nonstatutory Stock Option Notice and Agreement (2021 Stock Incentive Plan).

Exhibit Number	Description of Document

*10.11	Form of Restricted Stock Agreement (2021 Stock Incentive Plan).

*10.12	Form of Restricted Stock Units Notice and Agreement (2021 Stock Incentive Plan).

10.13

Sublease effective as of January 5, 2023, between the Board of Regents of the University of Washington and the Registrant (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

*10.14

Independent Contractor Agreement dated February 3, 2023 by and between Russell C. Horowitz and the Registrant (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2023).

10.15	Agreement in Principle to Acquire Archenia, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2025).

19.1	Policy for Securities Transactions (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10K/A filed with the SEC on April 18, 2025).

†21.1	Subsidiaries of the Registrant.

†23.1	Consent of RSM US LLP.

24.1	Power of Attorney (incorporated herein by reference to the signature page of the Annual Report on Form 10-K).

†31.1(i)	Certification of Co-Principal Executive Officers pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.1(ii)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32	Certification of Co-Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy for Recovery of Executive Compensation (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 14, 2025).

†101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

†101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on March 26, 2026.

MARCHEX, INC.

By:	/S/ BRIAN NAGLE
Brian Nagle Chief Financial Officer ("CFO") (Principal Financial Officer and Principal Accounting Officer)

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

Signature	Date

/S/ TROY HARTLESS	March 26, 2026
Troy Hartless President & Chief Revenue Officer ("CRO") (Co-Principal Executive Officer)

/S/ FRANCIS J. FEENEY	March 26, 2026
Francis J. Feeney Chief Operating Officer ("COO"), Chief Legal Officer ("CLO"), & Corporate Secretary (Co-Principal Executive Officer)

/S/ BRIAN NAGLE	March 26, 2026
Brian Nagle CFO (Principal Financial Officer and Principal Accounting Officer)

/S/ RUSSELL C. HOROWITZ	March 26, 2026
Russell C. Horowitz Chairman

/S/ MICHAEL A. ARENDS	March 26, 2026
Michael A. Arends Vice Chairman

/S/ DENNIS CLINE	March 26, 2026
Dennis Cline Director

/S/ DONALD COGSVILLE	March 26, 2026
Donald Cogsville Director

/S/ M. WAYNE WISEHART	March 26, 2026
M. Wayne Wisehart Director