Form 10-K/A
period 2025-12-31
MARCHEX INC
filed 2026-04-17
CIK 1224133

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

The number of shares of Registrant’s Class A common stock outstanding as of April 10, 2026 was 4,660,927. The number of shares of Registrant’s Class B common stock outstanding as of April 10, 2026 was 39,636,247.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None.

EXPLANATORY NOTE

Marchex, Inc. (“we,” “us,” “our,” “Marchex,” or "the Company") is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”), as originally filed with the United States Securities and Exchange Commission (“SEC”) on March 26, 2026. The purpose of this Amendment is to include Part III information which will be incorporated by reference for our definitive proxy statement for our 2026 Annual Meeting of Stockholders. This information was previously omitted from the 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K. The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

The Board of Directors currently consists of five (5) individuals. Directors are elected to hold office until the next Annual Meeting of stockholders and until their respective successors have been elected and qualified. The names, ages, and tenures of our directors are set forth below:

Name	Age	Position	Director Since
Michael Arends	55	Vice Chairman	February 2023
Dennis Cline (1)(2)(3)	65	Director	May 2003
Donald Cogsville (1)(2)(3)	60	Director	April 2019
Russell Horowitz	59	Chairman	August 2017
M. Wayne Wisehart (1)(2)(3)	80	Director	November 2008

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

Russell Horowitz. Mr. Horowitz is a founder of our Company and has served as our Chairman since April 2019. Mr. Horowitz served as our Co-CEO, including previously as a member of the Office of the CEO from October 2016 to February 2023. Previously, Mr. Horowitz served as our Executive Director since August 2017. Immediately prior, Mr. Horowitz, served as a consultant to the Company from May of 2016 through August 2017. Prior to serving as a consultant to the Company, Mr. Horowitz served as Executive Director from February 2015 to May 2016 and as CEO, Treasurer, and Chairman of the Board from inception to February 2015. Mr. Horowitz was previously a founder of Go2Net, a provider of online services to merchants and consumers, including merchant Web hosting, online payment authorization technology, and Web search and directory services. He served as its Chairman and CEO from its inception in February 1996 until its merger with InfoSpace in October 2000, at which time Mr. Horowitz served as the Vice Chairman and President of the combined company through the merger integration process. Additionally, Mr. Horowitz served as the CFO of Go2Net from its inception until May 2000. Prior to Go2Net, Mr. Horowitz served as the CEO and a director of Xanthus Management, LLC, the general partner of Xanthus Capital, a merchant bank focused on investments in early-stage companies, and was a founder and CFO of Active Apparel Group, now Everlast Worldwide. Mr. Horowitz received a Bachelor's in Economics from Columbia College of Columbia University. Mr. Horowitz brings historic knowledge and continuity together with extensive operational and industry expertise to the board.

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

Executive Officers

Our current named executive officers ("NEOs"), their positions with the Company and ages, are as follows:

Name	Age	Position
Troy Hartless	55	President & Chief Revenue Officer ("CRO")
Francis Feeney	67	Chief Operating Officer ("COO"), Chief Legal Officer ("CLO"), & Corporate Secretary
Brian Nagle	40	CFO
Russell Horowitz	59	Chairman

Biographical information for our executive officers is set forth below:

Troy Hartless. Mr. Hartless has served as our President and CRO since September 2025, after joining the Company as CRO in April 2023. Prior to joining Marchex, Mr. Hartless was the CEO of TLJ Capital since 2009. During his time at TLJ Capital, Mr. Hartless was also the COO of Govplace, Inc. from 2019 to 2020, CRO of 9Lenses from 2017 to 2019, and CRO of Callis Communications from 2012 to 2014. Prior to TLJ Capital and the above, Mr. Hartless was the CEO of Secure Data in Motion from 2006 to 2008 and COO of Infodata Systems, in addition to several other executive positions. Mr. Hartless received a Bachelor's of Science, Business Administration degree from Liberty University.

Francis Feeney. Mr. Feeney has served as our COO, CLO, & Corporate Secretary since September 2025, after joining the Company as Chief Corporate & Strategic Affairs Officer in October 2018. Prior to joining Marchex, Mr. Feeney served as a senior partner at DLA Piper LLP (U.S.) in its Corporate, Securities, and Finance practice from 2005 to 2018. Prior to DLA, Mr. Feeney had senior leadership roles at several other national law firms. Mr.

Feeney has been the Company's chief legal advisor since its inception in 2003. Mr. Feeney received his J.D. from the Georgetown University Law Center and his Bachelor's of Science, Pre-Law degree from Northeastern University.

Brian Nagle. Mr. Nagle has served as our CFO since September 2025, after joining the Company as the Corporate Controller in August 2024. Prior to joining Marchex, Mr. Nagle served as the Vice President of Financial Reporting at Seekr Technologies from 2022 to 2024. Prior to Seekr Technologies; Director of SEC Reporting and Technical Accounting at Emergent BioSolutions from 2021 to 2022 and previously as Senior Manager of SEC Reporting and Technical Accounting from 2019 to 2021; and held several positions at KPMG LLP from 2008 to 2019, most recently as Senior Manager, Audit. Mr. Nagle holds degrees in Accounting and Corporate Finance from Salisbury University and is a licensed CPA.

Russell Horowitz. Refer to director's biographical information documented above.

Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, officers and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership. Directors, officers and 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on review of the copies of such reports the Company has received, or written representations that no other reports were required for those persons, the Company believes that its directors, officers and 10% stockholders complied with all applicable filing requirements during 2025.

Code of Conduct and Code of Ethics. The Company has adopted a code of conduct applicable to each of the Company’s officers, directors and employees, and a code of ethics applicable to the Company’s President, COO, CFO, and senior financial officers, as contemplated by Section 406 of the Sarbanes-Oxley Act of 2002 and both codes are available on our website at www.marchex.com.

Audit Committee. The Audit Committee is currently comprised of Messrs. Cline, Cogsville, and Wisehart (Chair). Each of the members of the Audit Committee is independent for purposes of the NASDAQ listing standards as they apply to Audit Committee members and each member of the Audit Committee is an Audit Committee financial expert, as defined in the rules of the SEC. The Audit Committee operates under a charter that is available on our website at www.marchex.com. The functions of the Audit Committee include reviewing, with the Company’s independent registered public accounting firm, the scope and timing of the independent registered public accounting firm’s services, the independent registered public accounting firm’s report on the Company’s consolidated financial statements and internal control over financial reporting following completion of the Company’s audits, and the Company’s internal accounting and financial control policies and procedures, and making annual recommendations to the Board of Directors for the appointment of an independent registered public accounting firm for the ensuing year. The Audit Committee held nine meetings and took action by written consent on one occasion during the year ended December 31, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The Role of Stockholder Say-on-Pay Votes

In September 2023, we last held a stockholder advisory vote to approve the compensation of our NEOs as determined pursuant to SEC Regulation S-K Item 402 (the “say-on-pay proposal”). Our stockholders overwhelmingly approved the compensation of our NEOs, with approximately 95% of stockholder votes cast in favor of the say-on-pay proposal. The Compensation Committee believes this affirms the stockholders’ support of our approach to executive compensation and did not change its approach in 2025.

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

NEO Compensation for 2025

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

Base Salary and Bonus

The 2025 salaries and bonuses shown in the table following the Summary Compensation Table section of this Amendment below were set by our Compensation Committee based on the compensation review discussed above, as well as a consideration of the respective NEO’s total compensation package including prior equity grants, exercise history, and existing stock ownership. Base salaries and bonuses are a necessary part of our compensation program and provide executives with a fixed portion of pay that is not performance-based. Our goal is to provide competitive base pay levels. The Compensation Committee considered each NEO’s skills, experience, level of responsibility, performance and contribution to our Company. The Compensation Committee also took into account in conjunction with the NEO’s specific areas of responsibilities and objectives, each NEO’s contribution to the Company’s overall success as a member of the management team. The Compensation Committee considers the relative compensation levels among all the members of the management team to ensure the Company’s executive compensation programs are internally consistent and equitable. All salaries and bonuses are reviewed at least annually and subject to future adjustment by the Compensation Committee.

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

On January 16, 2025, the Compensation Committee granted stock options to Mr. Nagle under the 2021 Stock Plan pursuant to a periodic review of equity award incentives for executive officers of the Company.

On March 20, 2025, the Compensation Committee granted RSUs to Messrs. Hartless, Feeney, Nagle, and Miller under the 2021 Stock Plan pursuant to a periodic review of equity award incentives for executive officers of the Company.

On October 16, 2025, the Compensation Committee granted stock options and RSUs to Messrs. Hartless, Feeney, and Nagle under the 2021 Stock Plan pursuant to a periodic review of equity award incentives for executive officers of the Company.

On December 16, 2025, the Compensation Committee granted stock options to Mr. Horowitz under the 2021 Stock Plan in connection with his reelection as a Director at the 2025 Annual Meeting of Stockholders of the Company.

You can find more information regarding these grants, including the corresponding vesting schedules, by referring to the table following the Outstanding Equity Awards at 2025 Fiscal Year-End section of this Amendment below.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2025, are or have been an officer or employee of the Company. No member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. During 2025, none of the Company’s executive officers served on the Compensation Committee (or its equivalent) or Board of Directors of another entity where any of that entity's executive officers also served on the Company’s Compensation Committee or Board of Directors.

Summary Compensation Table (1)

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2025 and 2024, as applicable, by our NEOs for such years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (2) ($)	Option Awards (3) ($)	Non-equity Compensation ($)	All Other Compensation (4) ($)	Total ($)
Troy Hartless	2025	380,208	262,500	423,125	165,000	-	-	1,230,833
President & CRO	2024	375,000	261,781	-	282,000	-	-	918,781
Francis Feeney	2025	355,208	187,500	379,375	165,000	-	-	1,087,083
COO, CLO, & Corporate Secretary	2024	350,000	250,000	-	282,000	-	-	882,000
Brian Nagle	2025	230,625	5,795	238,125	161,000	-	-	635,545
CFO	2024	78,031	-	-	22,250	-	-	100,281
Russell Horowitz	2025	255,000	-	-	49,500	-	40,013	344,513
Chairman	2024	255,000	-	-	54,000	-	40,013	349,013
Edwin Miller	2025	347,652	318,750	185,938	-	-	5,000	857,340
Former CEO	2024	425,000	376,250	-	376,000	-	2,656	1,179,906
(1)
Includes only those columns relating to compensation awarded to, earned by, or paid to the NEOs in 2025 and 2024.
(2)
These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards (such as by vesting of a stock award). Amounts represent the aggregate grant date fair value of stock awards each year computed in accordance with Accounting Standards Codification ("ASC") 718, Stock Compensation, excluding the effect of forfeitures. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of each stock award, refer to Note 6 to the Consolidated Financial Statements contained in our 2025 Form 10-K filed on March 26, 2026.
(3)
These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards (such as by exercising stock options). Amounts represent the aggregate grant date fair value of option awards each year computed in accordance with ASC 718, excluding the effect of forfeitures. The fair value of the shares underlying the option awards that vest based on time is estimated using the Black-Scholes option pricing model. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of each stock award, refer to Note 6 to the Consolidated Financial Statements from our 2025 Form 10-K filed on March 26, 2026.
(4)
Unless otherwise noted, the total of all perquisites and personal benefits of each NEO falls below the reportable amount threshold for disclosure within this table. Mr. Miller's amounts in 2025 and 2024 exceeded the threshold and consisted of the Company's 401k matching contribution. Mr. Horowitz's amounts in 2025 and 2024 also exceeded the threshold and consisted of Consolidated Omnibus Budget Reconciliation Act ("COBRA") health insurance reimbursements.

Outstanding Equity Awards at 2025 Fiscal Year-End (1)

The following table sets forth information with respect to the value of all unexercised options and unvested stock awards previously awarded to our NEOs as of December 31, 2025. Certain option and stock awards provide for accelerated vesting, in certain circumstances. For more information on these acceleration provisions, please refer to section Potential Payments upon Termination or Change in Control at 2025 Fiscal Year-End below.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (2) ($)
Troy Hartless
Stock Options	4/3/2023 (5)	93,750	56,250	1.86	4/3/2033	—	—
Stock Options	4/3/2023 (8)	127,016	72,984	1.86	4/3/2033	—	—
Stock Options	9/28/2023 (5)	168,750	131,250	1.45	9/28/2033	—	—
Stock Options	7/26/2024 (5)	62,500	137,500	1.58	7/26/2034	—	—
Stock Options	7/26/2024 (5)	—	100,000	1.58	7/26/2034	—	—
Restricted Stock	3/20/2025 (10)	—	—	—	—	87,500	145,250
Restricted Stock	10/16/2025 (11)	—	—	—	—	150,000	249,000
Stock Options	10/16/2025 (5)	—	150,000	1.81	10/16/2035	—	—
Francis Feeney
Stock Options	10/1/2018 (5)	125,000	—	2.82	10/1/2028	—	—
Stock Options	4/17/2019 (5)	13,000	—	5.05	4/14/2029	—	—
Stock Options	1/4/2021 (5)	30,000	—	2.02	1/4/2031	—	—
Stock Options	1/3/2022 (5)	37,500	2,500	2.56	1/3/2032	—	—
Restricted Stock	1/3/2022 (3)	—	—	—	—	10,000	16,600
Stock Options	1/3/2023 (5)	27,500	12,500	1.72	1/3/2033	—	—
Restricted Stock	1/3/2023 (3)	—	—	—	—	20,000	33,200
Stock Options	9/28/2023 (5)	168,750	131,250	1.45	9/28/2033	—	—
Stock Options	7/26/2024 (5)	62,500	137,500	1.58	7/26/2034	—	—
Stock Options	7/26/2024 (11)	—	100,000	1.58	7/26/2034	—	—
Restricted Stock	3/20/2025 (10)	—	—	—	—	62,500	103,750
Restricted Stock	10/16/2025 (11)	—	—	—	—	150,000	249,000
Stock Options	10/16/2025 (5)	—	150,000	1.81	10/16/2035	—	—
Brian Nagle
Stock Options	8/12/2024 (5)	7,812	17,188	1.86	8/12/2034	—	—
Stock Options	1/16/2025 (5)	—	25,000	1.94	1/16/2035	—	—
Restricted Stock	3/20/2025 (10)	—	—	—	—	7,500	12,450
Restricted Stock	10/16/2025 (11)	—	—	—	—	125,000	207,500
Stock Options	10/16/2025 (5)	—	125,000	1.81	10/16/2035	—	—
Russell Horowitz
Stock Options	10/22/2020 (9)	20,000	—	1.90	10/22/2030	—	—
Stock Options	12/31/2020 (9)	95,000	—	1.96	12/31/2030	—	—
Stock Options	1/4/2021 (5)	41,000	—	2.02	1/4/2031	—	—
Stock Options	10/1/2021 (7)	20,000	—	3.02	10/1/2031	—	—
Stock Options	12/30/2021 (6)	47,500	—	2.57	12/30/2031	—	—
Stock Options	1/3/2022 (5)	47,812	3,188	2.56	1/3/2032	—	—
Restricted Stock	1/3/2022 (3)	—	—	—	—	12,750	21,165
Stock Options	9/29/2022 (4)	20,000	—	1.78	9/29/2032	—	—
Stock Options	12/30/2022 (7)	72,000	—	1.60	12/30/2032	—	—
Stock Options	1/25/2023 (5)	35,062	15,938	2.00	1/25/2033	—	—
Restricted Stock	1/25/2023 (3)	—	—	—	—	25,500	42,330
Stock Options	9/28/2023 (4)	20,000	—	1.45	9/28/2033	—	—
Stock Options	11/6/2024 (4)	25,000	25,000	1.80	11/6/2034	—	—
Stock Options	12/16/2025 (4)	—	50,000	1.64	12/16/2035	—	—
Edwin Miller
Stock Options	2/3/2023 (5)	206,250	93,750	2.09	2/3/2033	—	—
Stock Options	2/3/2023 (8)	187,500	187,500	2.09	2/3/2033	—	—
Stock Options	9/28/2023 (5)	196,875	153,125	1.45	9/28/2033	—	—
Stock Options	7/26/2024 (5)	78,125	171,875	1.58	7/26/2034	—	—
Stock Options	7/26/2024 (5)	—	150,000	1.58	7/26/2034	—	—
Restricted Stock	3/20/2025 (10)	—	—	—	—	106,250	176,375
(1)
Includes only those columns for which there are outstanding equity awards at December 31, 2025. All other columns have been omitted.

(2)
The market value of unvested stock awards is calculated by multiplying the number of unvested stock awards held by the applicable NEO by the closing price of $1.66 per share of our Class B common stock on the NASDAQ stock exchange on December 31, 2025.
(3)
The shares of restricted stock vest at the rate of 25% on each of the first, second, third, and fourth anniversaries, respectively, of the grant date.
(4)
The director grant of options vest 50% on the first and second anniversary of the grant date assuming continued service on Marchex's Board of Directors on the vesting date.
(5)
The options vest over four years, with 25% of the option shares vesting on the first anniversary and vesting quarterly thereafter over the next three years.
(6)
The options vest on the fifth annual anniversary of the grant date with accelerated vesting as follows: (a) 50% of such options shall vest upon attainment of specified revenue, adjusted operating income before amortization and depreciation ("OIBA") or share price targets at the later of eighteen (18) months or performance attainment (2022 revenue (or trailing 12 months revenue) exceeding 120% of 2021 level, 2022 adjusted OIBA (or trailing 12 months adjusted OIBA) exceeding specified multiples of 2021 level, or the Class B Common Stock share price for twenty (20) consecutive trading days exceeding 150% of the initial 2021 consecutive trading day average), and (b) such remaining unvested options upon attainment of specified revenue, adjusted OIBA or share price targets at the later of thirty (30) months or performance attainment (trailing twelve (12) month revenue exceeding 127% of 2021 level, trailing twelve (12) month adjusted OIBA exceeding specified multiples of 2021 level higher than the initial performance target above, or the Class B Common Stock share price for twenty (20) consecutive trading days exceeding 160% of the initial 2021 consecutive trading day average.
(7)
The options vest on the fifth annual anniversary of the grant date with accelerated vesting as follows: (a) 50% of such options shall vest upon attainment of specified revenue, adjusted OIBA or share price targets at the later of eighteen (18) months or performance attainment (2023 revenue (or trailing 12 months revenue) exceeding 120% of 2022 level, 2023 adjusted OIBA (or trailing 12 months adjusted OIBA) exceeding specified multiples of 2022 level, or the Class B Common Stock share price for twenty (20) consecutive trading days exceeding 150% of the initial 2022 consecutive trading day average), and (b) such remaining unvested options upon attainment of specified revenue, adjusted OIBA or share price targets at the later of thirty (30) months or performance attainment (trailing twelve (12) month revenue exceeding 127% of 2022 level, trailing twelve (12) month adjusted OIBA exceeding specified multiples of 2022 level higher than the initial performance target above, or the Class B Common Stock share price for twenty (20) consecutive trading days exceeding 160% of the initial 2022 consecutive trading day average.
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
(9)
The options vest on the fifth annual anniversary of the grant date with accelerated vesting as follows: (a) 50% of such options vest upon attainment of specified revenue, adjusted OIBA or share price targets at the later of eighteen (18) months or performance attainment (2021 revenue (or trailing twelve (12) months revenue) exceeding 120% of 2020 level, 2021 adjusted OIBA (or trailing twelve (12) months adjusted OIBA) exceeding specified multiples of 2020 level, or the Class B common stock share price for twenty (20) consecutive trading days exceeding 150% of the initial 2020 consecutive trading day average), and (b) such remaining unvested options vest upon attainment of specified revenue, adjusted OIBA or share price targets at the later of thirty (30) months or performance attainment (trailing twelve (12) month revenue.
(10)
The shares of restricted stock vest in full on the first anniversary of the grant date.
(11)
The options and shares of restricted stock vest in full on the fourth anniversary of the grant date.

Potential Payments upon Termination or Change in Control at 2025 Fiscal Year-End

Employment Arrangements

On the October 16, 2025, the Company updated the following employment terms for Mr. Nagle, consistent with the terms for Messrs. Hartless and Feeney. In the event that Hartless, Feeney, or Nagle is terminated by the Company without “Cause” (as such term is defined in the Company’s standard form Executive Officer offer letter as previously disclosed), or by Hartless, Feeney, or Nagle for “Good Reason” (defined as material diminution in duties, reduction in annual salary or target bonus from prior year, or relocation of place of performance of duties by more than 50 miles) following the occurrence of a “Change in Control” (as defined in the Plan), Hartless, Feeney, or Nagle will receive a lump sum payment equal to twelve months of base salary plus the amount of any earned bonus for the prior calendar year (such bonus amount capped at 100% of such officer’s then annual salary), and twelve months of COBRA benefits. In the event of termination of employment due to death or disability, Hartless, Feeney, or Nagle or their estate will receive eighteen months of COBRA benefits. In the event of a Change in Control, termination by the Company of Hartless, Feeney, or Nagle without “Cause,” or termination by Hartless, Feeney, or Nagle due to death or disability prior to a Change in Control, 100% of any and all unvested time-based and performance options, restricted stock, and RSUs held by Hartless, Feeney, or Nagle shall become immediately vested.

Equity Awards

The equity awards set forth in the table following the Outstanding Equity Awards at 2025 Fiscal Year-End section of this Amendment above are subject to certain conditions on vesting as well as accelerated vesting in part or in full in the event of a Change in Control or for certain awards in the event of Double-Trigger Change in Control Acceleration.

Pay versus Performance

The following table sets forth the compensation information of our PEOs, and the average compensation information of our other NEOs (“non-PEO”), both as reported in the Summary Compensation Table above and with certain adjustments to reflect the compensation actually paid (“CAP”), as calculated in accordance with the SEC rules, to such individuals, and certain measures of the Company’s financial performance:

	PEO (1)		PEO (2)		PEO (3)
Fiscal Year	Summary Compensation Table Total ($)	Total CAP ($)	Summary Compensation Table Total ($)	Total CAP ($)	Summary Compensation Table Total ($)	Total CAP ($)
2025	1,230,833	1,163,483	1,087,083	1,002,000	857,340	796,132
2024	-	-	-	-	1,179,906	1,318,187
2023	-	-	-	-	1,460,113	1,193,371

	PEO (4)		PEO (5)
Fiscal Year	Summary Compensation Table Total ($)	Total CAP ($)	Summary Compensation Table Total ($)	Total CAP ($)
2025	-	-	-	-
2024	-	-	-	-
2023	529,876	181,122	537,428	80,840

(1) Amounts reported in these columns reflect the amounts for Troy Hartless for 2025.

(2) Amounts reported in these columns reflect the amounts for Francis Feeney for 2025.

(3) Amounts reported in these columns reflect the amounts for Edwin Miller for 2025, 2024, and 2023.

(4) Amounts reported in these columns reflect the amounts for Michael Arends for 2023.

(5) Amounts reported in these columns reflect the amounts for Russell Horowitz for 2023.

	Non-PEO NEO (6)
Fiscal Year	Average Summary Compensation Table Total	Average Total CAP ($)	Value of Initial Fixed $100 investment on December 31, 2022 based on Total Shareholder Return ($)	Net Loss ($K)
2025	490,029	369,315	$103.75	(5,235)
2024	624,391	681,340	$109.38	(4,947)
2023	489,738	349,350	$85.00	(9,910)

(6) Amounts reported in these columns reflect the amounts for Brian Nagle and Russell Horowitz for 2025; Troy Hartless and Holly Aglio for 2024; and Troy Hartless, Holly Aglio, Ryan Polley, and John Roswech for 2023.

The deductions, and additions to, total compensation in the Summary Compensation Table by year that were used to calculate CAP include:

		Summary Compensation Table Total	Grant Date Value of New Awards	Year End Value of New Awards	Change in Value of Awards Vested in Current Year	Change in Value of Awards Already Vested	Values of Awards Canceled as of Prior Year	Total Equity CAP	Total CAP*
Fiscal Year		(1)	(2)	(3)	(4)	(5)	(6)	(7)=(3)+(4)+(5)+(6)	(8)=(1)-(2)+(7)
2025	PEO (a)	1,230,833	588,125	543,375	(11,925)	(10,675)	-	520,775	1,163,483
	PEO (b)	1,087,083	544,375	502,125	(10,444)	(32,389)	-	459,292	1,002,000
	PEO (c)	857,340	185,938	175,313	(16,719)	(33,864)	-	124,730	796,132
	Average Non-PEO NEO (f)	490,029	224,313	210,313	(6,239)	(100,476)	-	103,598	369,315
2024	PEO (c)	1,179,906	376,000	424,000	90,281	-	-	514,281	1,318,187
	Average Non-PEO NEO (f)	624,391	141,000	159,000	38,949	-	-	197,949	681,340
2023	PEO (c)	1,460,113	1,073,750	807,008	-	-	-	807,008	1,193,371
	PEO (d)	529,876	221,650	162,099	(90,651)	(198,552)	-	(127,104)	181,122
	PEO (e)	537,428	218,267	145,000	(299,973)	(83,348)	-	(238,321)	80,840
	Average Non-PEO NEO(f)	489,738	390,367	373,979	-	-	(124,000)	249,979	349,350
(a)
Amounts reported in this row reflect the amounts for Troy Hartless for 2025.
(b)
Amounts reported in this row reflect the amounts for Francis Feeney for 2025.
(c)
Amounts reported in these rows reflect the amounts for Edwin Miller for 2025, 2024, and 2023.
(d)
Amounts reported in this row reflect the amounts for Michael Arends for 2023.
(e)
Amounts reported in this row reflect the amounts for Russell Horowitz for 2023.
(f)
Amounts reported in these rows reflect the amounts for Brian Nagle and Russell Horowitz for 2025; Troy Hartless and Holly Aglio for 2024; and Troy Hartless, Holly Aglio, Ryan Polley, and John Roswech for 2023.

Pay Versus Performance: Graphical Description

The illustrations below provide graphical descriptions of the relationships between the following:

• The PEO’s and non-PEO NEO’s CAP and the Company’s cumulative total shareholder return (“TSR”); and

• The PEO’s and non-PEO NEO’s CAP and the Company’s net loss.

CAP versus TSR

(1)
PEO CAP represents the compensation actually paid to Troy Hartless in 2025.
(2)
PEO CAP represents the compensation actually paid to Francis Feeney in 2025.
(3)
PEO CAP represents the compensation actually paid to Edwin Miller in 2025, 2024, and 2023.
(4)
PEO CAP represents the compensation actually paid to Michael Arends in 2023.
(5)
PEO CAP represents the compensation actually paid to Russell Horowitz in 2023.

CAP versus Net Loss

(1)
PEO CAP represents the compensation actually paid to Troy Hartless in 2025.
(2)
PEO CAP represents the compensation actually paid to Francis Feeney in 2025.
(3)
PEO CAP represents the compensation actually paid to Edwin Miller in 2025, 2024, and 2023.
(4)
PEO CAP represents the compensation actually paid to Michael Arends in 2023.
(5)
PEO CAP represents the compensation actually paid to Russell Horowitz in 2023.

Compensation of Directors

The Compensation Committee is responsible for periodically reviewing and recommending to the Board of Directors the compensation of our independent directors. The following table summarizes compensation earned during 2025 for service as a member of our Board of Directors, except Mr. Horowitz, our Chairman, whose compensation is reflected within the Summary Compensation Table section above.

2025 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards (1) ($)	Total ($)
Michael Arends	60,000	-	49,500	109,500
Dennis Cline	30,000	-	49,500	79,500
Donald Cogsville	30,000	-	49,500	79,500
M. Wayne Wisehart	30,000	-	49,500	79,500

(1)
The amounts in the stock awards and option awards columns reflect the aggregate grant date fair value of equity awards granted to directors in 2025 in accordance with ASC 718. These amounts do not reflect whether the director has actually realized or will realize a financial benefit from the awards (such as by vesting in a restricted stock).

The number of equity awards for service as a member of our Board of Directors (except for Mr. Horowitz) outstanding as of December 31, 2025 were:

Name	Stock Awards (#)	Option Awards (#)	Total (#)
Michael Arends	-	120,000	120,000
Dennis Cline	-	215,000	215,000
Donald Cogsville	-	215,000	215,000
M. Wayne Wisehart	-	215,000	215,000

In December 2025, based upon the elections of the individual directors at our 2025 Annual Meeting of stockholders and in accordance with Marchex’s previously announced director compensation policy: (i) the Company granted 50,000 options with an exercise price being the closing price of the Company’s stock on the grant date, under Marchex’s 2021 Stock Plan to each of the Company’s directors as compensation for their annual board service. Fifty percent (50%) of such options shall vest on the first and second annual anniversary of the grant date, respectively, and with vesting in full upon a Change in Control in each case assuming continued service on Marchex’s Board of Directors for such period. In addition, the Company agreed to pay $7,500 in cash per quarter for each independent directors’ annual director service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

To the Company’s knowledge, the following table sets forth information regarding the beneficial ownership of our Class A and Class B common stock as of April 10, 2026 by:

•
each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of the outstanding shares of our Class A or Class B common stock;
•
each of our directors and nominees for director;
•
each of our executive officers; and
•
all of our directors, nominees for director and executive officers as a group.

Percentage of beneficial ownership is based on 4,660,927 shares of our Class A common stock and 39,636,247 shares of our Class B common stock outstanding as of April 10, 2026. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or RSUs held by that person that are currently exercisable or exercisable or issuable upon vesting within 60 days of April 10, 2026, are deemed outstanding. These shares are not, however, deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as otherwise noted below, the address for each beneficial owner listed below is c/o Marchex, Inc., 1200 5thAve., Suite 1300, Seattle, WA, 98101.

	Shares Beneficially Owned
	Class A Common Stock		Class B Common Stock
Name and, as appropriate, Address of Beneficial Owner	Shares	%	Shares	%	Total Voting Power (1) (%)
5% Security Holders:
Edenbrook Capital, LLC (2)	—	—	14,561,905	36.7	9.3
116 Radio Circle
Mount Kisco, NY 10549
Koller Capital LLC (3)	—	—	3,865,175	9.8	2.5
1343 Main Street, Suite 413
Sarasota, FL 34236
NEOs and Directors:
Michael Arends (4)	—	—	2,081,666	5.3	1.3
Dennis Cline (5)	—	—	286,760	*	*
Donald Cogsville (6)	—	—	230,623	*	*
Francis Feeney (7)	—	—	855,428	2.2	*
Troy Hartless (8)	—	—	675,000	1.7	*
Russell Horowitz (9)	4,660,927	100.0	1,449,855	3.7	75.5
Brian Nagle (10)	—	—	26,249	*	*
M. Wayne Wisehart (6)	—	—	461,145	1.2	*
All directors and executive officers as a group (8 persons) (11)	4,660,927	100.0	6,066,726	15.3	78.5

Except as indicated in the footnotes below and except as subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

* Beneficial ownership or total voting power, as the case may be, representing less than one percent.

(1)
Percentage of voting power represents voting power with respect to shares of our Class A and Class B common stock, as a single class. Each holder of Class A common stock shall be entitled to 25 votes per share and each holder of Class B common stock shall be entitled to 1 vote per share on all matters submitted to a vote of stockholders, except as may otherwise be required by law. The Class A common stock is convertible at any time by the holder into shares of Class B common stock on a share-for-share basis.
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
(4)
Includes: (1) 14,750 shares of restricted stock subject to vesting; (2) 639,937 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 10, 2026; (3) 18,100 shares of Class B common stock held in an Individual Retirement Account for the benefit of Mr. Arends; and (4) 6,500 shares of Class B common stock held in an Individual Retirement Account for the benefit of Diana Arends, Mr. Arends’ wife. 1,077,879 shares of such Class B common stock have been pledged as collateral to a third-party lender.

(5)
Includes: (1) 140,000 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 10, 2026; (2) 28,500 shares of our Class B common stock held by DMC Investments, LLC, a limited liability company of which Mr. Cline is the managing member; and (3) 10,000 shares of our Class B common stock held by the Colburn Cline Trust for the benefit of Colburn Cline, the son of Mr. Cline, for which shares Mr. Cline disclaims beneficial ownership.
(6)
Includes 140,000 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 10, 2026.
(7)
Includes: (1) 10,000 shares of restricted stock that are subject to vesting; and (2) 515,500 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 10, 2026.
(8)
Includes 587,500 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 10, 2026.
(9)
Includes: (1) 4,660,927 shares of our Class A common stock held by MARRCH Investments, LLC; (2) 12,750 shares of restricted stock subject to vesting; (3) 452,937 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 10, 2026; and (4) 5,000 shares of Class B common stock held in an Individual Retirement Account for the benefit of Mr. Horowitz. Mr. Horowitz is the managing member of MARRCH Investments, LLC and, as such, may be deemed to exercise voting and investment power over the shares held by all of these entities.
(10)
Includes 18,749 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 10, 2026.
(11)
Includes an aggregate of: (1) 4,660,927 shares of our Class A common stock; (2) 37,500 shares of restricted stock that are subject to vesting; and (3) 2,634,623 shares of our Class B common stock subject to options that are currently exercisable or exercisable within 60 days of April 10, 2026.

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
•
RSUs.

2021 Stock Incentive Plan. Our 2021 Stock Incentive Plan was adopted by our Board of Directors and approved by our stockholders on October 1, 2021 (the "2021 Stock Plan"). The 2021 Stock Plan provides for the granting of shares of Class B common stock to employees, directors, and consultants of Marchex, its affiliates and strategic partners and provides for the following types of grants:

•
ISOs within the meaning of Section 422 of the Internal Revenue Code;
•
non-statutory stock options, which are options not intended to qualify as ISOs, sometimes known as non-qualified options;
•
right to purchase shares pursuant to restricted stock purchase agreements; and
•
RSUs.

Equity Compensation Plan Information

The following table sets forth certain information regarding our Class B common stock that may be issued upon exercise of options, warrants, and other rights under all of our existing equity compensation plans as of December 31, 2025:

Plan Category	Number of Shares to be issued upon exercise of outstanding options, warrants, and rights (#)(a)		Weighted Average exercise price of outstanding options, warrants, and rights ($)(b)		Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)(#)(c)
Equity compensation plans approved by security holders:
2012 stock incentive plan(1)	1,323,060		2.72		-
2021 stock incentive plan(2)	7,289,087	(3)	1.73	(4)	1,377,459
Total	8,612,147		1.88	(4)	1,377,459

The weighted-average exercise price in column (b) is calculated based on outstanding stock options. It does not take into account shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(1)
After December 31, 2021, no awards were made under the 2012 Stock Plan. The plan consists of stock options to purchase shares of our Class B common stock.
(2)
We have reserved 8,666,546 shares of Class B common stock for issuance under our 2021 Stock Plan, which includes an increase of 1,310,575 shares to the authorized number of shares available under the plan, which occurred on January 1, 2025.
(3)
Consists of stock options to purchase 6,318,562 shares of Class B common stock and restricted stock representing the right to 970,525 shares of our Class B common stock.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company’s independent registered public accounting firm is RSM US LLP, Los Angeles, CA, PCAOB ID: 49.

Accounting Fees and Services

During 2025 and 2024, RSM provided professional services that were billed in the following categories and amounts:

	2025	2024
Audit Fees (1)	606,890	439,900
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
Total All Fees	606,890	439,900

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

The Audit Committee pre-approved 100% of the 2025 and 2024 services and fees above pursuant to the pre-approval policy described below.

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

EXHIBIT INDEX

Exhibit Number	Description of Document

†31.1	Certification of Principal Executive Officers pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington on April 17, 2026.

MARCHEX, INC.

By:	/S/ BRIAN NAGLE
Brian Nagle CFO (Principal Financial Officer and Principal Accounting Officer)