Form 10-Q
period 2026-03-31
MARCHEX INC
filed 2026-05-14
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 000-50658

Marchex, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	35-2194038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1448 NW Market St, Suite 500
Seattle, WA (Address of Principal Executive Offices)	98107 (Zip Code)

Registrant’s telephone number, including area code: (206) 331-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, $0.01 par value per share	MCHX	The NASDAQ STOCK MARKET LLC (NASDAQ Global Select Market)

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

As of May 7, 2026, the registrant had 4,660,927 shares of Class A common stock outstanding. The number of shares of Registrant’s Class B common stock outstanding as of May 7, 2026 was 39,641,872.

MARCHEX, INC.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands)

	(Unaudited)
	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$9,019	$9,942
Accounts receivable, net	6,826	6,670
Prepaid expenses	1,071	1,005
Other current assets	1,230	1,420
Total current assets	18,146	19,037
Property and equipment, net	1,975	1,854
Other assets, net	541	563
Right-of-use lease assets	326	668
Goodwill	17,558	17,558
Total assets	$38,546	$39,680
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,990	$3,198
Accrued benefits and payroll	855	1,175
Other accrued expenses and current liabilities	3,271	2,739
Deferred revenue and deposits	698	598
Operating lease liability, current	373	355
Total current liabilities	8,187	8,065
Deferred tax liabilities	802	664
Operating lease liability, non-current	205	366
Other non-current liabilities	500	500
Total liabilities	$9,694	$9,595
Commitments and contingencies - See Note 10
Stockholders’ equity:
Common stock, $0.01 par value; authorized 137,500 shares
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at March 31, 2026 and December 31, 2025	$49	$49
Class B: 125,000 shares authorized; 39,636 shares issued and outstanding at March 31, 2026, including 38 shares of restricted stock; and 39,248 shares issued and outstanding at December 31, 2025, including 113 shares of restricted stock	396	392
Additional paid-in capital	361,544	361,057
Accumulated deficit	(333,137)	(331,413)
Total stockholders’ equity	28,852	30,085
Total liabilities and stockholders’ equity	$38,546	$39,680

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$10,618	$11,402
Expenses:
Cost of revenue	4,120	4,189
Amortization of capitalized software development costs	78	—
Total cost of revenue	4,198	4,189
Sales and marketing	3,258	3,267
Product development	2,407	2,671
General and administrative	2,106	3,146
Total operating expenses	$11,969	$13,273
Loss from operations	(1,351)	(1,871)
Interest expense and other, net	(174)	(3)
Loss before income tax expense	(1,525)	(1,874)
Income tax expense	199	108
Net loss applicable to common stockholders	$(1,724)	$(1,982)
Basic and diluted net loss per Class A and B share applicable to common stockholders	$(0.04)	$(0.05)
Shares used to calculate basic net loss per share applicable to common stockholders:
Class A	4,661	4,661
Class B	39,301	39,060
Shares used to calculate diluted net loss per share applicable to common stockholders:
Class A	4,661	4,661
Class B	43,962	43,721

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In Thousands)

(Unaudited)

	Class A		Class B		Additional		Total
	common stock		common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2024	4,661	$49	39,025	$390	$358,372	$(326,178)	$32,633
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	455	—	455
Issuance of common stock in connection with prior deferred issuance from acquisition	—	—	198	2	266	—	268
Net loss	—	—	—	—	—	(1,982)	(1,982)
Balance at March 31, 2025	4,661	$49	39,223	$392	$359,093	$(328,160)	$31,374

	Class A		Class B		Additional		Total
	common stock		common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2025	4,661	$49	39,248	$392	$361,057	$(331,413)	$30,085
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	489	—	489
Issuance of common stock upon exercise of options, and issuance and vesting of restricted stock	—	—	388	4	(2)	—	2
Net loss	—	—	—	—	—	(1,724)	(1,724)
Balance at March 31, 2026	4,661	$49	39,636	$396	$361,544	$(333,137)	$28,852

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss applicable to common stockholders	$(1,724)	$(1,982)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization, depreciation, and loss on disposal	715	633
Loss on right-of-use lease assets impairment	203	—
Provision for credit losses	20	(59)
Deferred income taxes	138	76
Stock-based compensation	489	455
Change in certain assets and liabilities:
Accounts receivable, net	(176)	(452)
Prepaid expenses, other current assets, and other assets	(142)	(14)
Accounts payable	(208)	363
Accrued benefits and payroll, other accrued, and other liabilities	71	(1,842)
Deferred revenue and deposits	100	200
Net cash from (used in) operating activities	$(514)	$(2,622)
Cash flows from investing activities:
Capitalized software development costs	(443)	(289)
Proceeds from prior year domain asset sale	32	—
Net cash from (used in) investing activities	$(411)	$(289)
Cash flows from financing activities:
Proceeds from exercises of stock options, and issuance and vesting of restricted stock	2	268
Repayments under finance lease liabilities and related obligations	—	(104)
Net cash from (used in) financing activities	$2	$164
Net increase (decrease) in cash and cash equivalents	(923)	(2,747)
Cash and cash equivalents at beginning of period	9,942	12,767
Cash and cash equivalents at end of period	$9,019	$10,020
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8	$—
Cash paid for interest	$10	$25

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1: Description of Business and Basis of Presentation

Description of Business

Marchex, Inc. ("Marchex" or the “Company”) was incorporated in the state of Delaware on January 17, 2003. Marchex is a conversation intelligence company that harnesses the power of artificial intelligence ("AI") and conversation intelligence to provide actionable insights derived from prescriptive vertical market data analytics. Marchex enables organizations across business functions to optimize customer acquisitions and experiences, transforming conversations into meaningful business outcomes. Marchex provides AI-powered conversation intelligence solutions for market-leading companies in leading business-to-business-to-consumer ("B2B2C") vertical markets, including many of the world’s most innovative and successful brands.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual Consolidated Financial Statements have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 26, 2026.

Significant Accounting Policies

During the three months ended March 31, 2026, there were no significant changes to the Company's summary of significant accounting policies contained in the Company's Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 26, 2026. During the three months ended March 31, 2026, the Company established a $0.1 million line of credit with a banking institution. In connection with this line of credit, the Company was required to open a new bank account and pledge $0.1 million of its cash and cash equivalents as collateral. The pledged amount has been included in Cash and cash equivalents on the Company’s Consolidated Balance Sheets as of March 31, 2026, as the restriction does not significantly limit the Company’s use of such funds.

Recent Accounting Pronouncements Not Yet Effective

In January 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-01, which updates the effective date of the November 2024 issued ASU 2024-03, Disaggregation of Income Statement Expenses, that requires public entities to improve disclosures about their expenses and provide more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is now effective for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of this ASU on its Consolidated Financial Statement disclosures.

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

The majority of the Company’s customers are invoiced on a monthly basis following the month of the delivery of services and are required to make payments under standard credit terms. Net accounts receivable was $7.1 million, including unbilled accounts receivable of $1.7 million, at January 1, 2025. Net accounts receivable, including unbilled accounts receivable, consists of the following as of the periods below:

	March 31,	December 31,
(In Thousands)	2026	2025
Accounts receivable:
Billed	$5,386	$5,330
Unbilled	1,519	1,395
Allowance for expected credit losses	(79)	(55)
Accounts receivable, net	$6,826	$6,670

Customer payments received in advance of revenue recognition or the Company's unconditional right to invoice are considered contract liabilities and are recorded as deferred revenue. The beginning and ending deferred revenue balances and activity during the period consists of the following:

(In Thousands)
Balance at December 31, 2025	$598
Current year deferral of revenue	306
Revenue earned from beginning deferred revenue	(206)
Balance at March 31, 2026	$698

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentive compensation including commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship. The Company’s net contract acquisition costs shown below consist of $0.8 million and $1.0 million in Prepaid expenses and other current assets on the March 31, 2026 and December 31, 2025 Consolidated Balance Sheets, respectively, and $0.2 million and $0.2 million in Other assets, net on the March 31, 2026 and December 31, 2025 Consolidated Balance Sheets, respectively. The gross and net amounts consist of the following:

	March 31,	December 31,
(In Thousands)	2026	2025
Contract assets:
Gross balance	$4,874	$4,698
Accumulated amortization	(3,875)	(3,482)
Contract assets, net	$999	$1,216

Note 3: Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the three months ended March 31, 2026 and 2025, the Company operated in a single segment comprised of its conversational analytics and related solutions. In accordance with Accounting Standards Codification ("ASC") 280, Segment Reporting, this single segment presentation is the basis upon which the Company's chief operating decision maker relies for performance evaluation and benchmarking.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of March 31, 2026 and December 31, 2025, no significant long-lived assets were held by entities outside of the U.S.

Revenues from customers by geographical areas are tracked on the basis of the location of the customer. The majority of the Company’s revenue and accounts receivable are derived from sales to domestic customers.

Revenues by geographic region are as follows:

	Three Months Ended March 31,
(In Percentages)	2026	2025
United States	98%	99%
Canada and other countries	2%	1%
Total	100%	100%

Note 4: Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions. The Company has one customer that generally represents more than 10% of consolidated revenue. The table below sets forth the percentage of the Company's consolidated revenue that was attributed to this customer for the periods presented below:

	Three Months Ended March 31,
(In Percentages)	2026	2025
Customer A	13%	11%

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

	March 31,	December 31,
(In Percentages)	2026	2025
Concentration type:
Customer A	23%	24%
Independent dealer network A	18%	17%

Note 5: Fair Value of Financial Instruments

The Company had the following financial instruments as of March 31, 2026 and December 31, 2025: cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets. The following table provides information about the fair value of our cash and cash equivalents balance:

	March 31,	December 31,
(In Thousands)	2026	2025
Level 1 assets:
Cash	$3,715	$4,669
Money market funds	5,304	5,273
Total cash and cash equivalents	$9,019	$9,942

Note 6: Stockholders' Equity

Common Stock

In May 2025, the Company’s board of directors authorized a new share repurchase program, which supersedes and replaces all prior repurchase programs. Under the 2025 Repurchase Program, the Company is authorized to repurchase up to 3,000,000 shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2025 Repurchase Program does not have an expiration date and may be expanded, limited, or terminated at any time without prior notice. The Company has made no repurchases under the 2025 Repurchase Program and additionally no repurchases were made under the superseded 2014 Repurchase Program for the three months ended March 31, 2026 and 2025. Shares repurchased but not yet retired by the Company will be classified as treasury stock on the Consolidated Balance Sheets before retirement. Retirement of treasury stock results in reductions to common stock and additional paid-in capital.

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

Stock-based compensation expense was included in the following operating expense categories:

	Three Months Ended March 31,
(In Thousands)	2026	2025
Cost of revenue	$3	$2
Sales and marketing	171	25
Product development	101	27
General and administrative	214	401
Total stock-based compensation	$489	$455

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. There were no stock option grants during the three months ended March 31, 2026. For the three months ended March 31, 2025, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, and vesting schedules. Expected volatility is based on historical volatility levels of the Company’s Class B common stock. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments, which we consider to be zero.

The following assumptions were used in determining the fair value of time-vested stock option grants for the periods indicated (there were no stock option grants for the three months ended March 31, 2026):

	Three Months Ended March 31,
	2026	2025
Expected life (in years)	—	4.00
Risk-free interest rate	—	4.01% - 4.32%
Expected volatility	—	57% - 58%

As of March 31, 2026, there were $2.1 million of unrecognized compensation costs related to stock options. These costs are expected to be recognized over the weighted average periods of 2.17 years. Stock option activity during the period was as follows:

	Options (In Thousands)	Weighted average exercise price of options	Weighted average remaining contractual term (in years)
Balance at December 31, 2025	7,633	$1.89	7.50
Options granted	—	—
Options forfeited	(221)	1.76
Options expired	(13)	2.43
Options exercised	(1)	1.53
Balance at March 31, 2026	7,398	$1.89	7.14

As of March 31, 2026, there was $1.6 million of unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over the weighted average period of 1.90 years. RSA and RSU activity during the period was as follows:

	Shares/ Units (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	983	$1.84
Granted	659	1.56
Vested	(499)	1.82
Forfeited	(23)	1.60
Unvested at March 31, 2026	1,120	$1.69

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

In accordance with the two class method, the undistributed losses for each period are allocated based on the contractual participation rights of the Class A and Class B common shares and the restricted shares as if the losses for the periods had been distributed. Considering the terms of the Company’s charter which provides that, if and when dividends are declared on its common stock in accordance with Delaware General Corporation Law ("DGCL"), equivalent dividends shall be paid with respect to the shares of Class A and Class B common stock and that both classes of common stock have identical dividend rights and would share equally in the Company’s net assets in the event of liquidation, the Company has allocated undistributed losses on a proportionate basis.

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

The following tables present the computation of basic net loss per share applicable to common stockholders for the periods ended:

	Three Months Ended March 31,
	2026		2025
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(183)	$(1,541)	$(211)	$(1,771)
Denominator:
Weighted average number of shares outstanding - basic	4,661	39,301	4,661	39,060
Basic net loss per share applicable to common stockholders	$(0.04)	$(0.04)	$(0.05)	$(0.05)

The following tables present the computation of diluted net loss per share for the periods ended:

	Three Months Ended March 31,
	2026		2025
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(183)	$(1,541)	$(211)	$(1,771)
Reallocation of net loss for Class A to Class B shares	—	(183)	—	(211)
Diluted net loss applicable to common stockholders:	$(183)	$(1,724)	$(211)	$(1,982)
Denominator:
Weighted average number of shares outstanding - basic	4,661	39,301	4,661	39,060
Conversion of Class A to B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding - diluted	4,661	43,962	4,661	43,721
Diluted net loss per share applicable to common stockholders	$(0.04)	$(0.04)	$(0.05)	$(0.05)

Anti-dilutive securities	—	7,864	—	6,101

Note 8: Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
(In Thousands)	2026	2025
Computer and other related equipment	$1,129	$1,129
Purchased software	3,240	3,240
Furniture and fixtures	13	13
Software development costs	1,446	742
Software development costs - in progress	487	748
	$6,315	$5,872
Less: accumulated depreciation and amortization	(4,340)	(4,018)
Property and equipment, net	$1,975	$1,854

Depreciation and amortization expense related to property and equipment was as follows:

	Three Months Ended March 31,
(In Thousands)	2026	2025
Depreciation and amortization expense	$322	$378

Note 9: Leases

The Company has an operating lease for its corporate office headquarters in Seattle, WA. In April 2026, the Company entered into a sublease agreement for the full premises of this operating lease. The sublease commences on May 1, 2026 and will run through the end of the Company's existing lease term in September 2027. Under ASC 842, Leases, and ASC 360, Property, Plant, and Equipment, subleasing the entire premises of the head lease qualifies as a triggering event to assess for impairment. Under the ASC 360 two-step recoverability test, the Company assessed there to be an impairment loss of approximately $0.2 million from the terms of the sublease agreement.

The Company notes that under ASC 855, Subsequent Events, this impairment loss qualifies as a recognized subsequent event for the purposes of the three months ended March 31, 2026, as the sublease contract had been approved and committed to by management in March 2026. The $0.2 million impairment loss is included within Interest income (expense) and other, net on the Consolidated Statement of Operations for the three months ended March 31, 2026. The remaining entries related to the sublease agreement will occur in subsequent periods through the termination of the operating head lease and sublease agreement in September 2027.

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

Lease cost, other than the impairment loss amount, recognized in the Consolidated Statements of Operations and other lease information is summarized as follows:

	Three Months Ended March 31,
(In Thousands, Except Terms in Years and Percentages)	2026	2025
Operating lease cost	$95	$144
Finance lease cost:
Interest on lease liabilities	—	11
Variable and short-term lease cost	—	10
Total lease cost	$95	$165
Other information:
Weighted-average remaining lease term - operating leases	1.5	2.4
Weighted-average remaining lease term - finance leases	—	0.7
Weighted-average discount rate - operating leases	7.5%	7.1%
Weighted-average discount rate - finance leases	—	14.1%
Cash paid for operating leases	$95	$141
Cash paid for finance leases	$—	$115

As of March 31, 2026, the Company’s future payments under operating lease liabilities were as follows:

(In Thousands)
2026	$302
2027	311
Gross future lease payments	$613
Less: imputed interest	(35)
Present value of total lease liabilities	$578
Less: current portion of lease liabilities	(373)
Total long-term lease liabilities	$205

Note 10: Commitments and Contingencies

Commitments

The Company has commitments for future payments related to its office facility, as well as other contractual obligations primarily related to minimum payments due to outside service providers. For information regarding the Company's lease commitments, see Note 9: Leases above.

Future minimum payments on the Company's other contractual obligations are approximately as follows:

(In Thousands)
2026	$3,580
2027	1,734
2028	51
2029	38
2030 and thereafter	28
Total minimum payments	$5,431

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

In certain agreements, the Company has agreed to indemnification provisions of varying scope and terms with customers, vendors and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements or representations and warranties made by the Company, services to be provided by the Company and intellectual property infringement claims made by third-parties. As a result of these provisions, the Company may from time to time provide certain levels of financial support to contract parties to seek to minimize the impact of any associated litigation in which they may be involved. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions and no liabilities therefore have been recorded in the accompanying Consolidated Financial Statements. However, the maximum potential amount of the future payments the Company could be required to make under these indemnification provisions could be material.

On October 21, 2022, the Shareholder Representatives for the former shareholders of Telmetrics, Inc. (an entity acquired by the Company in 2018) filed litigation against the Company in the U.S. District Court for the District of Delaware. The plaintiffs asserted claims under a share purchase agreement and escrow agreement regarding entitlement to an earnout of up to $3.0 million and $1.0 million that was placed in escrow to secure indemnification obligations.

During the fourth quarter of 2025, the Company and the plaintiffs made significant progress in negotiating a settlement and based on the status of those discussions and an evaluation of the relevant facts and circumstances, the Company determined that a loss was probable and reasonably estimable. Accordingly, the Company recorded an additional $1.4 million as Acquisition expense in the Consolidated Statement of Operations and an accrual of $2.1 million, the expected settlement amount related to this matter, of which $1.6 million is recorded in Other accrued expenses and current liabilities and $0.5 million in Other non-current within liabilities on the March 31, 2026 and December 31, 2025 Consolidated Balance Sheets.

On April 14, 2026, the Company entered into a settlement agreement with respect to this civil action for such expected settlement amount, which resolves all claims related to this matter. Pursuant to the agreement, the Company will pay $750.0 thousand, and agree to the release of $250.0 thousand held in escrow, on or before May 14, 2026, and $500.0 thousand on each of November 16, 2026 and May 17, 2027.

While any litigation contains an element of uncertainty, the Company is not aware of any other legal proceedings or claims which are pending that the Company believes, based on current knowledge, will have, individually or taken together, a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

Note 11: Taxes

The Company regularly reviews deferred tax assets to assess whether it is more likely than not that its deferred tax assets will be realized and, if necessary, establishes a valuation allowance for portions of such assets to reduce the carrying value. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to customer usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results, and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies, as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, with the exception of certain insignificant foreign deferred tax assets, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized and, accordingly, recorded 100% valuation allowance against these deferred tax assets as of both March 31, 2026 and December 31, 2025.

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

Note 12: Domain Asset Sale

In April 2025, the Company sold one of its domain assets to a third-party buyer for a total sales price of $0.8 million, with payments to be made over a four-year period. Each payment that the Company receives from the buyer will be reduced by a 15% commission fee, resulting in total net cash proceeds of approximately $0.7 million. Approximately $0.6 million was recognized as a gain within Interest income (expense) and other, net on the Consolidated Statement of Operations in the previous year. The remaining amount of approximately $48.2 thousand will be recognized as interest income over the four-year payment period due to the financing component of the agreement. At March 31, 2026, there was $0.2 million of the receivable recorded within Prepaid expenses and other current assets and $0.3 million within Other assets, net on the Consolidated Balance Sheet.

Note 13: Acquisition Stock Purchase Agreement ("SPA")

The Company has entered into an SPA dated May 8, 2026 to acquire 100% of the outstanding shares of capital stock of Archenia, Inc. from the Archenia stockholders for a base consideration consisting of an aggregate of $10.0 million in convertible promissory notes to be issued to the sellers, with interest at 6%, payable in three equal tranches on the 12-, 18- and 24-month anniversaries of the closing date of the transaction. Principal and interest under the notes would be convertible in whole or in part into shares of Marchex’s Class B common stock at $1.80 per share. In addition, for each of the first and second 12-month periods following the closing date, to the extent (1) Archenia’s revenue or Adjusted EBITDA exceed such amounts for the 12-month period prior to the closing date, and (2) Archenia achieves certain specified integration or customer retention targets, Marchex will issue to the sellers an aggregate of 2.0 million shares of its Class B common stock for each such period.

The SPA contains customary representations, warranties and covenants, termination rights, as well as indemnification provisions subject to specified limitations. The completion of the transaction is subject to certain closing conditions, including the receipt of approval of a majority of the Company’s stockholders disinterested in the transaction.

A special committee of Marchex’s Board of Directors, consisting solely of independent directors, has approved Marchex entering into the SPA because certain of the sellers are related parties. In considering the SPA, the special committee retained Craig-Hallum Capital Group LLC as financial advisor, which provided a fairness opinion with respect to the purchase price. DLA Piper LLP (US) served as independent legal counsel to the special committee. Subject to receiving the requisite stockholder approval and satisfaction of other closing conditions, the Company expects the transaction to close early in the third quarter of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes”, “intends”, “expects”, “anticipates”, “plans”, “may”, “will” and similar expressions to identify forward-looking statements. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, prospects, acquisitions, dispositions, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, are inherently uncertain as they are based on our expectations and assumptions concerning future events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements we make. There are a number of important factors that could cause the actual results of Marchex to differ materially from those indicated by such forward-looking statements. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including but not limited to the risks, uncertainties and assumptions described in this report, in Part II, Item 1A. under the caption “Risk Factors” and elsewhere in this report and in our Form 10-K for the year ended December 31, 2025, as amended, and those described from time to time in our future reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

Cost of Revenue

Our cost of revenue represents the cost of providing our services to our customers. These costs primarily consist of cloud computing and hosting costs; telecommunication costs, including the use of phone numbers relating to our services; bandwidth and software license fees; network operations; and payroll and related expenses of personnel, including stock-based compensation.

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

For the periods presented, substantially all of our product development expenses are R&D and are expensed as incurred or capitalized into property and equipment in accordance with U.S. GAAP once requirements have been met. See Note 8: Property and Equipment for more information on software development capitalization.

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

Results of Operations

The following tables present revenue and certain operating results as a percentage of revenue:

	Three Months Ended March 31,	% of revenue	Three Months Ended March 31,	% of revenue
(In Thousands, Except Percentages)	2026		2025
Revenue	$10,618	100%	$11,402	100%
Expenses:
Cost of revenue	4,120	39%	4,189	37%
Cost of revenue - amortization of capitalized software development costs	78	1%	—	0%
Total cost of revenue	4,198	40%	4,189	37%
Sales and marketing	3,258	31%	3,267	29%
Product development	2,407	23%	2,671	23%
General and administrative	2,106	20%	3,146	28%
Total operating expenses	11,969	113%	13,273	116%
Loss from operations	$(1,351)	-13%	$(1,871)	-16%

Stock-based compensation expense was included in the following operating expense categories:

	Three Months Ended March 31,
(In Thousands)	2026	2025
Cost of revenue	$3	$2
Sales and marketing	171	25
Product development	101	27
General and administrative	214	401
Total stock-based compensation	$489	$455

See Note 6: Stockholders' Equity of the Notes to the Consolidated Financial Statements, as well as our Critical Accounting Policies for additional information about stock-based compensation.

Revenue

Revenue decreased $0.8 million, or 7%, to $10.6 million for the three months ended March 31, 2026 from $11.4 million for the three months ended March 31, 2025. The three month comparative periods were impacted by offsets during the second half of 2025, largely due to customer migration activities from our legacy platforms onto the new Marchex Engage Platform. These offsets adversely impacted certain revenue run rates entering 2026 as compared to 2025.

Expenses

Cost of Revenue. Cost of revenue was $4.2 million for both the three months ended March 31, 2026 and 2025. As a percentage of revenue, cost of revenue was 40% and 37% for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 payroll costs increased $0.1 million as a result of reorganization charges of $0.1 million related to severance. The increase was offset by savings of $0.1 million realized as a result of the platform migration activities.

Sales and Marketing. Sales and marketing expenses were $3.3 million for both the three months ended March 31, 2026 and 2025. As a percentage of revenue, sales and marketing expenses were 31% and 29% for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 payroll costs decreased $0.1 million which was offset by an increase in contract asset amortization charges of $0.1 million. The three months ended March 31, 2026 includes reorganization charges related to severance of $0.4 million.

Product Development. Product development expenses decreased $0.3 million, or 11%, to $2.4 million for the three months ended March 31, 2026 from $2.7 million for the three months ended March 31, 2025. As a percentage of revenue, product development expenses were 23% and 24% for the three months ended March 31, 2026 and 2025, respectively. The three months ended March 31, 2026 includes reorganization charges of $0.2 million related to severance. Inclusive of the $0.2 million of reorganization charges the decrease was primarily attributable to $0.3 million in lower personnel and outside labor costs due the reorganization and realignment of our personnel that occurred in 2025 and 2026.

General and Administrative. General and administrative expenses decreased $1.0 million, or 32%, to $2.1 million for the three months ended March 31, 2026 from $3.1 million for the three months ended March 31, 2025. As a percentage of revenue, general and administrative expenses were 20% and 27% for the three months ended March 31, 2026 and 2025, respectively. The change from prior year was primarily attributable to a decrease in personnel costs of $0.9 million and share-based compensation of $0.2 million, largely due to reorganization charges that occurred in 2025 and reduced the payroll cost run-rate entering 2026.

Income Tax. Income tax expense was $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. The income tax expense consists primarily of deferred tax expense and U.S. state income taxes. The effective tax rate differed from the expected tax rate of 21% in both years primarily due to the valuation allowance and, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, and other non-deductible amounts.

At both March 31, 2026 and December 31, 2025, based on all the available evidence, both positive and negative, we determined that it is more likely than not that our deferred tax assets will not be realized and accordingly recorded a full valuation allowance.

Liquidity and Capital Resources

As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $9.0 million and $9.9 million, respectively. As of March 31, 2026, we had current and non-current contractual obligations of $6.0 million, of which $0.6 million is for payments due under our facility lease.

Cash used in operating activities was $0.5 million during the three months ended March 31, 2026. The cash used in operating activities was primarily a result of a net loss of $1.7 million, adjusted for an increase in cash due to non-cash items of $1.6 million, which primarily included depreciation, amortization, and stock-based compensation, partially offset by a decrease in cash due to changes in working capital of $0.4 million. The change in working capital was driven primarily by a decrease in accounts payable and an increase in accounts receivable and prepaid expenses, other current assets, and other assets. Cash used in operating activities was $2.6 million for the three months ended March 31, 2025. The cash used in operating activities was primarily a result of a net loss of $2.0 million adjusted for an increase in cash due to non-cash items of $1.1 million, which primarily included depreciation, amortization, losses on disposals, and stock-based compensation, offset by a decrease in cash due to changes in working capital of $1.7 million, which primarily included a decrease in accrued benefits and payroll, other accrued expenses, and other current liabilities and an increase in accounts receivable.

Cash used in investing activities for the three months ended March 31, 2026 and 2025, was $0.4 million and $0.3 million, respectively. During the three months ended March 31, 2026 the cash used in investing activities was primarily attributable to software development costs for new products in development, partially offset by proceeds for the prior year domain asset sale. During the three months ended March 31, 2025, the cash used in investing activities was attributable to software development costs for new products in development.

Cash from financing activities for the three months ended March 31, 2026 and 2025 was $2.0 thousand and $0.2 million, respectively. During the three months ended March 31, 2026, the cash from financing activities was attributable to cash received from the exercise of stock options. During the three months ended March 31, 2025, the cash from financing activities was primarily attributable to cash received from the exercise of stock options, partially offset by payments made for equipment financing lease obligations.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2026, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, no changes were made to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had an accumulated deficit of $333.1 million as of March 31, 2026. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses, and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

We received approximately 35% of our revenue from our five largest customers for the three months ended March 31, 2026, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 35% of our total revenues for the three months ended March 31, 2026. In particular, our customers in the automotive and related services sectors account for a significant portion of our revenue.

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

There are a number of companies that offer or may develop products that compete in our targeted markets. We compete with call analytics technology providers such as Twilio and Invoca, as well as messaging platform providers such as EZ Texting. As we continue to advance our conversational analytics and related technologies, we anticipate facing increased competition from companies providing broader a broader range of products and solutions, such as Google (which offers Google Ads call tracking). The markets for our products and services are characterized by intense competition, evolving industry and regulatory standards, emerging business and distribution models, disruptive software and hardware technology developments, short product and service life cycles, price sensitivity on the part of customers, and frequent new product introductions. While we are developing and deploying features powered by AI across our conversational analytics offerings, competitors may develop comparable or superior AI-powered features before we do, which could adversely affect our business. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third-parties to increase the ability of their technologies to address the needs of our prospective customers. Furthermore, there has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions.

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

While we are increasingly incorporating AI, including machine learning and large language model–based capabilities, into our products, services and internal operations, the use of AI presents risks and challenges that could adversely affect our business. AI technologies are complex, rapidly evolving and may produce outputs that are inaccurate, misleading, biased, incomplete or otherwise flawed, including as a result of errors in underlying algorithms, training data, or inputs. Our customers or other users may rely on such outputs to their detriment, which could expose us to legal claims, regulatory scrutiny, reputational harm or competitive disadvantage.

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

The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent cybersecurity incidents as further detailed in the Item 1C disclosure below, our information systems, and those of third-parties that we use in our operations are vulnerable to cybersecurity threats, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, ransomware attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering, which could lead to interruptions, delays, loss of critical data, unauthorized access to user data, and loss of customer confidence. In addition, we may be the target of email scams that attempt to acquire personal information or Company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. Any cyber-attack that attempts to obtain our or our users’ data and assets, disrupt our service, or otherwise access our systems, or those of third-parties we use, if successful, could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, adversely affect our brand, decrease demand for our products and services, and adversely affect our operating results and financial condition.

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

We store and transmit data and information about our customers and their respective users. We also work with vendors and partners who may come into contact with certain data, such as carriers, and data processing and storage providers. We deploy security measures to protect this data and information, as do the third-parties we utilize to assist in data and information processing and storage. Our security measures and those of the third-parties we partner with to assist in data and information processing and/or storage, as well as to assist in the delivery of services to our customers, may suffer breaches. Security breaches of our data storage systems or our technology providers we utilize to process and store data and information relating to our customers and their respective users could expose us to significant potential liability. Similarly, security breaches of our vendors and partners, or ineffective data security by our vendors or partners, may result in similar significant liability. In addition, security breaches, actual or perceived, could result in legal liability, government fines, and the loss of customers that could potentially have an adverse effect on our business. Although we maintain cyber-liability insurance, our coverage may not be adequate to compensate us for all costs and liabilities that we may incur as a result of a security breach, and our insurers may not be able to compensate us for all losses that may occur or may decline to do so for a variety of reasons.

LEGAL AND COMPLIANCE RISKS

We may not be able to protect our intellectual property rights, which could adversely affect our competitive position.

Our ability to compete across our businesses partly depends on the superiority, uniqueness and value of the technology that we develop. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third-parties, and protective contractual provisions. These efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology, or may not prevent the development and design by others of products or technologies similar to or competitive with those we develop.

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

Our success depends, in part, on our ability to operate without infringing on the intellectual property rights of others. There can be no guarantee that any of our intellectual property will not be challenged by third-parties. We may be subject to patent infringement claims that would be costly to defend and could limit our ability to use certain critical technologies.

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

We may not be able to obtain and maintain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third-parties. To the extent our business, property or systems suffer any damages, losses or claims by third-parties that are not covered or adequately covered by insurance, our financial condition may be materially adversely affected. We currently have directors’ and officers’ liability insurance. If we are unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage our Company, which could have a material adverse effect on our operations.

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

As of March 31, 2026 and December 31, 2025, Russell Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represent about 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to 25 votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

We are also subject to Section 203 of the DGCL, which provides, subject to enumerated exceptions, that if a person acquires 15% or more of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more of our voting stock. The application of DGCL could have the effect of delaying or preventing a change of control of our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2025, we established the 2025 Repurchase Program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3,000,000 shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the three months ended March 31, 2026, we did not have any share repurchases under this program or any superseded program and 3,000,000 of Class B common shares remain available for purchase under the plan.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, no directors or officers of the Company, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description

†10.16	Sublease Agreement with RentSpree, Inc. dated April 29, 2026.

†10.17	Marchex, Inc. and Telmetrics Corp. Settlement Agreement and Mutual Release dated April 14, 2026.

†31.1	Certification of Co-Principal Executive Officers pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32	Certification of Co-Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

†101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

†104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCHEX, INC.

Date: May 14, 2026	By:	/S/ BRIAN NAGLE
	Name:	Brian Nagle
	Title:	Chief Financial Officer ("CFO") (Principal Financial Officer and Principal Accounting Officer)