Form 10-Q
period 2026-06-30
MARCHEX INC
filed 2026-08-13
CIK 1224133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, the registrant had 4,660,927 shares of Class A common stock outstanding. The number of shares of Registrant’s Class B common stock outstanding as of August 6, 2026 was 39,676,963.

MARCHEX, INC.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands)

	(Unaudited)
	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$8,151	$9,942
Accounts receivable, net	7,062	6,670
Prepaid expenses	1,216	1,005
Other current assets	1,014	1,420
Total current assets	17,443	19,037
Property and equipment, net	2,153	1,854
Other assets, net	477	563
Right-of-use lease assets	—	668
Goodwill	17,558	17,558
Total assets	$37,631	$39,680
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,239	$3,198
Accrued benefits and payroll	763	1,175
Other accrued expenses and current liabilities	2,761	2,739
Deferred revenue and deposits	458	598
Operating lease liability, current	385	355
Total current liabilities	7,606	8,065
Deferred tax liabilities	871	664
Operating lease liability, non-current	103	366
Other non-current liabilities	20	500
Total liabilities	$8,600	$9,595
Commitments and contingencies - See Note 10
Stockholders’ equity:
Common stock, $0.01 par value; authorized 137,500 shares
Class A: 12,500 shares authorized; 4,661 shares issued and outstanding at June 30, 2026 and December 31, 2025	$49	$49
Class B: 125,000 shares authorized; 39,677 shares issued and outstanding at June 30, 2026, including 38 shares of restricted stock; and 39,248 shares issued and outstanding at December 31, 2025, including 113 shares of restricted stock	397	392
Additional paid-in capital	362,130	361,057
Accumulated deficit	(333,545)	(331,413)
Total stockholders’ equity	29,031	30,085
Total liabilities and stockholders’ equity	$37,631	$39,680

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$11,002	$11,655	$21,620	$23,058
Expenses:
Cost of revenue	4,289	4,058	8,409	8,246
Amortization of capitalized software development costs	115	10	193	10
Total cost of revenue	4,404	4,068	8,602	8,256
Sales and marketing	2,298	3,165	5,556	6,431
Product development	1,991	2,501	4,399	5,173
General and administrative	2,655	2,457	4,760	5,604
Total operating expenses	$11,348	$12,191	$23,317	$25,464
Loss from operations	(346)	(536)	(1,697)	(2,406)
Interest income (expense) and other, net	49	626	(125)	623
Income (loss) before income tax expense	(297)	90	(1,822)	(1,783)
Income tax expense	111	5	310	114
Net income (loss) applicable to common stockholders	$(408)	$85	$(2,132)	$(1,897)
Basic and diluted net income (loss) per Class A and B share applicable to common stockholders	$(0.01)	$0.00	$(0.05)	$(0.04)
Shares used to calculate basic net income (loss) per share applicable to common stockholders:
Class A	4,661	4,661	4,661	4,661
Class B	39,653	39,241	39,478	39,151
Shares used to calculate diluted net income (loss) per share applicable to common stockholders:
Class A	4,661	4,661	4,661	4,661
Class B	44,314	43,902	44,139	43,812

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In Thousands)

(Unaudited)

	Class A		Class B		Additional		Total
	common stock		common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2024	4,661	$49	39,025	$390	$358,372	$(326,178)	$32,633
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	455	—	455
Issuance of common stock upon exercise of options, and issuance and vesting of restricted stock	—	—	198	2	266	—	268
Net loss	—	—	—	—	—	(1,982)	(1,982)
Balance at March 31, 2025	4,661	$49	39,223	$392	$359,093	$(328,160)	$31,374
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	556	—	556
Issuance of common stock upon exercise of options, and issuance and vesting of restricted stock	—	—	24	1	27	—	28
Net income	—	—	—	—	—	85	85
Balance at June 30, 2025	4,661	$49	39,247	$393	$359,676	$(328,075)	$32,043

	Class A		Class B		Additional		Total
	common stock		common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2025	4,661	$49	39,248	$392	$361,057	$(331,413)	$30,085
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	489	—	489
Issuance of common stock upon exercise of options, and issuance and vesting of restricted stock	—	—	388	4	(2)	—	2
Net loss	—	—	—	—	—	(1,724)	(1,724)
Balance at March 31, 2026	4,661	$49	39,636	$396	$361,544	$(333,137)	$28,852
Stock-based compensation from options and restricted stock, net of forfeitures	—	—	—	—	531	—	531
Issuance of common stock upon exercise of options, and issuance and vesting of restricted stock	—	—	41	1	55	—	56
Net loss	—	—	—	—	—	(408)	(408)
Balance at June 30, 2026	4,661	$49	39,677	$397	$362,130	$(333,545)	$29,031

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss applicable to common stockholders	$(2,132)	$(1,897)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization, depreciation, and loss on disposal	1,274	1,786
Loss on right-of-use lease assets impairment	203	—
Gain on domain asset sale	—	(632)
Provision for credit losses	25	(52)
Deferred income taxes	206	80
Stock-based compensation	1,020	1,011
Change in certain assets and liabilities:
Accounts receivable, net	(416)	(437)
Prepaid expenses, other current assets, and other assets	(144)	(1,182)
Accounts payable	41	1,571
Accrued benefits and payroll, other accrued, and other liabilities	(1,100)	(1,780)
Deferred revenue and deposits	(140)	(287)
Net cash from (used in) operating activities	$(1,163)	$(1,819)
Cash flows from investing activities:
Capitalized software development costs	(872)	(607)
Proceeds from prior year domain asset sale	149	96
Proceeds from facility finance sublease	39	—
Purchases of property and equipment	(2)	(31)
Net cash from (used in) investing activities	$(686)	$(542)
Cash flows from financing activities:
Proceeds from exercises of stock options	58	296
Repayments under finance lease liabilities and related obligations	—	(211)
Net cash from (used in) financing activities	$58	$85
Net increase (decrease) in cash and cash equivalents	(1,791)	(2,276)
Cash and cash equivalents at beginning of period	9,942	12,767
Cash and cash equivalents at end of period	$8,151	$10,491
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8	$48
Cash paid for interest	$10	$47

See accompanying Notes to the Consolidated Financial Statements.

MARCHEX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1: Description of Business and Basis of Presentation

Description of Business

Marchex, Inc. ("Marchex" or the “Company”) was incorporated in the state of Delaware on January 17, 2003. Marchex and Archenia, Inc. ("Archenia") together harness proprietary artificial intelligence ("AI")-powered conversational intelligence and advanced customer acquisition technologies to transform consumer intent into actionable, outcome-driven business results. The combination of Marchex's prescriptive analytics and omnichannel intelligence with Archenia's AI-verified qualification, natural-language analytics, and automated decisioning capabilities creates a highly differentiated customer acquisition and optimization technology platform. Leveraging real-time AI signals, machine-learning models, and deep vertical market expertise, the company identifies consumer intent, improves qualification accuracy, and delivers verified outcomes such as high-intent conversations, appointments, and sales. Serving market leading companies across major verticals including automotive, insurance, home services, healthcare, and advertising/media, Marchex empowers organizations to optimize customer engagement and drive revenue growth through AI-driven insights, actions, and outcomes.

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

Significant Accounting Policies

During the three and six months ended June 30, 2026, there were no significant changes to the Company's summary of significant accounting policies contained in the Company's Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 26, 2026.

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

	June 30,	December 31,
(In Thousands)	2026	2025
Accounts receivable:
Billed	$5,683	$5,330
Unbilled	1,420	1,395
Allowance for expected credit losses	(41)	(55)
Accounts receivable, net	$7,062	$6,670

Customer payments received in advance of revenue recognition or the Company's unconditional right to invoice are considered contract liabilities and are recorded as deferred revenue. The beginning and ending deferred revenue balances and activity during the period consists of the following:

(In Thousands)
Balance at December 31, 2025	$598
Current year deferral of revenue	228
Revenue earned from beginning deferred revenue	(368)
Balance at June 30, 2026	$458

The Company’s incremental direct costs of obtaining a contract, which consist primarily of sales incentive compensation including commissions, are generally deferred and amortized to sales and marketing expense over the estimated life of the relevant customer relationship. The Company’s net contract acquisition costs shown below consist of $0.6 million and $1.0 million in Other current assets on the June 30, 2026 and December 31, 2025 Consolidated Balance Sheets, respectively, and $0.1 million and $0.2 million in Other assets, net on the June 30, 2026 and December 31, 2025 Consolidated Balance Sheets, respectively. The gross and net amounts consist of the following:

	June 30,	December 31,
(In Thousands)	2026	2025
Contract assets:
Gross balance	$4,890	$4,698
Accumulated amortization	(4,180)	(3,482)
Contract assets, net	$710	$1,216

Note 3: Segment Reporting and Geographic Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For the three and six months ended June 30, 2026 and 2025, the Company operated in a single segment comprised of its conversational analytics and related solutions. In accordance with Accounting Standards Codification ("ASC") 280, Segment Reporting, this single segment presentation is the basis upon which the Company's chief operating decision maker relies for performance evaluation and benchmarking.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of June 30, 2026 and December 31, 2025, no significant long-lived assets were held by entities outside of the U.S.

Revenues from customers by geographical areas are tracked on the basis of the location of the customer. The majority of the Company’s revenue and accounts receivable are derived from sales to domestic customers.

Revenues by geographic region are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Percentages)	2026	2025	2026	2025
United States	98%	98%	98%	99%
Canada and other countries	2%	2%	2%	1%
Total	100%	100%	100%	100%

Note 4: Concentrations

The Company maintains substantially all of its cash and cash equivalents with two financial institutions. The Company has one customer that generally represents more than 10% of consolidated revenue. The table below sets forth the percentage of the Company's consolidated revenue that was attributed to this customer for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Percentages)	2026	2025	2026	2025
Customer A	11%	11%	12%	11%

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

	June 30,	December 31,
(In Percentages)	2026	2025
Concentration type:
Customer A	22%	24%
Independent dealer network A	12%	17%

Note 5: Fair Value of Financial Instruments

The Company had the following financial instruments as of June 30, 2026 and December 31, 2025: cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying value of these financial instruments approximates their fair value based on the liquidity of these financial instruments and their short-term nature. Further, these financial instruments are considered at Level 1 fair value with observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

The Company maintains an institutional banking line of credit for $0.1 million and in connection with the line of credit, the Company was required to pledge $0.1 million of its cash and cash equivalents as collateral. The pledged amount is included in Cash and cash equivalents on the Company's Consolidated Balance Sheet as of June 30, 2026, as the restriction does not significantly limit the Company's use of such funds.

The following table provides information about the fair value of our cash and cash equivalents balance:

	June 30,	December 31,
(In Thousands)	2026	2025
Level 1 assets:
Cash	$3,718	$4,669
Money market funds	4,433	5,273
Total cash and cash equivalents	$8,151	$9,942

Note 6: Stockholders' Equity

Common Stock

In May 2025, the Company’s board of directors authorized a new share repurchase program, which supersedes and replaces all prior repurchase programs. Under the 2025 Repurchase Program, the Company is authorized to repurchase up to 3,000,000 shares of the Company’s Class B common stock in the aggregate through open market and privately negotiated transactions, at such times and in such amounts as the Company deems appropriate. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The 2025 Repurchase Program does not have an expiration date and may be expanded, limited, or terminated at any time without prior notice. The Company has made no repurchases under the 2025 Repurchase Program and additionally no repurchases were made under the superseded 2014 Repurchase Program for the three and six months ended June 30, 2026. Shares repurchased but not yet retired by the Company will be classified as treasury stock on the Consolidated Balance Sheets before retirement. Retirement of treasury stock results in reductions to common stock and additional paid-in capital.

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

Stock-based compensation expense was included in the following operating expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Cost of revenue	$8	$2	$11	$3
Sales and marketing	196	172	367	196
Product development	101	78	202	105
General and administrative	226	304	440	707
Total stock-based compensation	$531	$556	$1,020	$1,011

The Company uses the Black-Scholes option pricing model to estimate the per share fair value of stock option grants with time-based vesting. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. There were no stock option grants during the three and six months ended June 30, 2026. For the three and six months ended June 30, 2026 and 2025, the expected life of each award granted was determined based on historical experience with similar awards, giving consideration to contractual terms, anticipated exercise patterns, and vesting schedules. Expected volatility is based on historical volatility levels of the Company’s Class B common stock. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company uses an expected annual dividend yield in consideration of the Company’s common stock dividend payments, which we consider to be zero.

The following assumptions were used in determining the fair value of time-vested stock option grants for the periods indicated (there were no stock option grants during the three and six months ended June 30, 2026):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected life (in years)	—	4.00	—	4.00
Risk-free interest rate	—	3.65% - 3.92%	—	3.65% - 4.32%
Expected volatility	—	57% - 58%	—	57% - 58%

As of June 30, 2026, there were $1.8 million of unrecognized compensation costs related to stock options. These costs are expected to be recognized over the weighted average periods of 2.02 years. Stock option activity during the period was as follows:

	Options (In Thousands)	Weighted average exercise price of options	Weighted average remaining contractual term (in years)
Balance at December 31, 2025	7,633	$1.89	7.50
Options granted	—	—
Options forfeited	(250)	1.77
Options expired	(108)	2.59
Options exercised	(38)	1.48
Balance at June 30, 2026	7,237	$1.88	6.97

As of June 30, 2026, there was $1.4 million of unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over the weighted average period of 1.60 years. RSA and RSU activity during the period was as follows:

	Shares/ Units (In Thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	983	$1.84
Granted	749	1.56
Vested	(503)	1.82
Forfeited	(32)	1.59
Unvested at June 30, 2026	1,197	$1.68

Note 7: Net Income (Loss) Per Share

The Company computes net income (loss) per share of Class A and Class B common stock using the two class method. Under the provisions of the two class method, basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The computation of the diluted net income (loss) per share of Class B common stock assumes the conversion of Class A to Class B common stock, while the diluted net income (loss) per share of Class A common stock does not assume the conversion of those shares.

In accordance with the two class method, the undistributed income (loss) for each period is allocated based on the contractual participation rights of the Class A and Class B common shares and the restricted shares as if the income (loss) for the periods had been distributed. Considering the terms of the Company’s charter which provides that, if and when dividends are declared on its common stock in accordance with Delaware General Corporation Law ("DGCL"), equivalent dividends shall be paid with respect to the shares of Class A and Class B common stock and that both classes of common stock have identical dividend rights and would share equally in the Company’s net assets in the event of liquidation, the Company has allocated undistributed income (loss) on a proportionate basis.

Instruments granted in unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities prior to vesting. As such, the Company’s RSAs are considered participating securities for purposes of calculating income (loss) per share. Under the two class method, dividends paid on unvested restricted stock are allocated to these participating securities and therefore impact the calculation of amounts allocated to common stock.

The following tables present the computation of basic net income (loss) per share applicable to common stockholders for the periods ended:

	Three Months Ended June 30,
	2026		2025
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss) applicable to common stockholders	$(43)	$(365)	$9	$76
Denominator:
Weighted average number of shares outstanding - basic	4,661	39,653	4,661	39,241
Basic net income (loss) per share applicable to common stockholders	$(0.01)	$(0.01)	$0.00	$0.00

	Six Months Ended June 30,
	2026		2025
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss applicable to common stockholders	$(225)	$(1,907)	$(202)	$(1,695)
Denominator:
Weighted average number of shares outstanding - basic	4,661	39,478	4,661	39,151
Basic net loss per share applicable to common stockholders	$(0.05)	$(0.05)	$(0.04)	$(0.04)

The following tables present the computation of diluted net income (loss) per share applicable to common stockholders for the periods ended:

	Three Months Ended June 30,
	2026		2025
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Diluted net income (loss) per share:
Numerator:
Net income (loss) applicable to common stockholders	$(43)	$(365)	$9	$76
Reallocation of net income (loss) for Class A to Class B shares	—	(43)	—	9
Diluted net income (loss) applicable to common stockholders:	$(43)	$(408)	$9	$85
Denominator:
Weighted average number of shares outstanding - basic	4,661	39,653	4,661	39,241
Conversion of Class A to B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding - diluted	4,661	44,314	4,661	43,902
Diluted net income (loss) per share applicable to common stockholders	$(0.01)	$(0.01)	$0.00	$0.00

Anti-dilutive securities	—	6,603	—	6,434

	Six Months Ended June 30,
	2026		2025
(In Thousands, Except Per Share Amounts)	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Net loss applicable to common stockholders	$(225)	$(1,907)	$(202)	$(1,695)
Reallocation of net loss for Class A to Class B shares	—	(225)	—	(202)
Diluted net loss applicable to common stockholders:	$(225)	$(2,132)	$(202)	$(1,897)
Denominator:
Weighted average number of shares outstanding - basic	4,661	39,478	4,661	39,151
Conversion of Class A to B common shares outstanding	—	4,661	—	4,661
Weighted average number of shares outstanding - diluted	4,661	44,139	4,661	43,812
Diluted net loss per share applicable to common stockholders	$(0.05)	$(0.05)	$(0.04)	$(0.04)

Anti-dilutive securities	—	7,404	—	6,336

Note 8: Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
(In Thousands)	2026	2025
Computer and other related equipment	$1,131	$1,129
Purchased software	3,240	3,240
Furniture and fixtures	13	13
Software development costs	1,524	742
Software development costs - in progress	838	748
	$6,746	$5,872
Less: accumulated depreciation and amortization	(4,593)	(4,018)
Property and equipment, net	$2,153	$1,854

Depreciation and amortization expense related to property and equipment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Depreciation and amortization expense	$253	$335	$575	$713

Note 9: Leases

The Company has an operating lease for its former corporate office headquarters in Seattle, WA. In April 2026, the Company entered into a sublease agreement for the full premises of this operating lease. The sublease commenced on May 1, 2026 and will run through the end of the Company's existing lease term in September 2027.

Under ASC 842, Leases, and ASC 360, Property, Plant, and Equipment, subleasing the entire premises of the head lease qualifies as a triggering event to assess for impairment. Under the ASC 360 two-step recoverability test, the Company assessed there to be an impairment loss of approximately $0.2 million from the terms of the sublease agreement. The Company notes that under ASC 855, Subsequent Events, this impairment loss qualified as a recognized subsequent event during the three months ended March 31, 2026, as the sublease contract had been approved and committed to by management in March 2026. The $0.2 million impairment loss was recognized in the three months ended March 31, 2026, and is included within Interest income (expense) and other, net on the Consolidated Statement of Operations for the six months ended June 30, 2026.

The Company recognizes its operating lease agreements in accordance with ASC 842, Leases, and recognizes rent expense on a straight-line basis over the lease term with any lease incentives amortized as a reduction of rent expense over the lease term. Only assets under an operating lease with a term over 12 months were included in Right-of-use lease assets, and the related remaining liabilities are included in Operating lease liability, current and Operating lease liability, non-current on the Consolidated Balance Sheets.

Lease cost, other than the impairment loss amount, recognized in the Consolidated Statements of Operations and other lease information is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Terms in Years and Percentages)	2026	2025	2026	2025
Operating lease cost	$10	$127	$105	$271
Finance lease cost:
Interest on lease liabilities	—	8	—	18
Variable and short-term lease cost	—	9	—	19
Total lease cost	$10	$144	$105	$308
Other information:
Weighted-average remaining lease term - operating leases	1.3	2.4
Weighted-average remaining lease term - finance leases	—	0.4
Weighted-average discount rate - operating leases	7.5%	7.5%
Weighted-average discount rate - finance leases	—	14.1%
Cash paid for operating leases	$99	$130	$195	$271
Cash paid for finance leases	$—	$115	$—	$229

As of June 30, 2026, the Company’s undiscounted future payments under operating lease liabilities were as follows:

(In Thousands)
2026	$203
2027	311
Gross future lease payments	$514
Less: imputed interest	(26)
Present value of total lease liabilities	$488
Less: current portion of lease liabilities	(385)
Total long-term lease liabilities	$103

In accordance with ASC 842, Leases, as the sublease is comprised of the entire remaining head lease term and transfers substantially all remaining economic benefits of the right-of-use ("ROU") asset, the sublease is characterized as a finance lease where the Company must derecognize the portion of the ROU asset transferred (entire leased asset transferred in this case), continue recognizing the original head lease liabilities, and recognize the imputed sublease interest income. Accordingly, the remaining ROU lease asset's remaining balance of approximately $0.3 million was derecognized and sublease receivables were established on the Consolidated Balance Sheet at June 30, 2026, comprised of a remaining balance of approximately $0.2 million in Other current assets and approximately $0.1 million in Other assets, net.

As of June 30, 2026, the Company’s undiscounted future receipts under the sublease are as follows:

(In Thousands)
2026	$118
2027	179
Total future sublease receipts	$297

Note 10: Commitments and Contingencies

Commitments

The Company has commitments for future payments related to its office facility, as well as other contractual obligations primarily related to minimum payments due to outside service providers. For information regarding the Company's lease commitments, see Note 9: Leases above.

Future minimum payments on the Company's other contractual obligations are approximately as follows:

(In Thousands)
2026	$406
2027	623
2028	51
2029	38
2030 and thereafter	28
Total minimum payments	$1,146

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

During the fourth quarter of 2025, the Company and the plaintiffs made significant progress in negotiating a settlement and based on the status of those discussions and an evaluation of the relevant facts and circumstances, the Company determined that a loss was probable and reasonably estimable. Accordingly, the Company recorded an additional $1.4 million as Acquisition expense in the Consolidated Statement of Operations to make up a total accrual of $2.1 million, the expected settlement amount related to this matter, on the December 31, 2025 Consolidated Balance Sheet.

On April 14, 2026, the Company entered into a settlement agreement with respect to this civil action for such expected settlement amount, which resolves all claims related to this matter. Pursuant to the agreement, the Company paid $750.0 thousand and released $250.0 thousand held in escrow on May 14, 2026, and will pay $500.0 thousand on each of November 16, 2026 and May 17, 2027. On the June 30, 2026 Consolidated Balance Sheet, there is a remaining accrual of $1.0 million recorded in Other accrued expenses and current liabilities related to the future litigation payments.

While any litigation contains an element of uncertainty, the Company is not aware of any other legal proceedings or claims which are pending that the Company believes, based on current knowledge, will have, individually or taken together, a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

Note 11: Taxes

The Company regularly reviews deferred tax assets to assess whether it is more likely than not that its deferred tax assets will be realized and, if necessary, establishes a valuation allowance for portions of such assets to reduce the carrying value. In assessing whether it is more likely than not that the Company’s deferred tax assets will be realized, factors considered included: historical taxable income, historical trends related to customer usage rates, projected revenues and expenses, macroeconomic conditions, issues facing the industry, existing contracts, the Company’s ability to project future results, and any appreciation of its other assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considered the future reversal of deferred tax liabilities, carryback potential, projected taxable income, and tax planning strategies, as well as its history of taxable income or losses in the relevant jurisdictions in making this assessment. Based on the level of historical taxable losses and the uncertainty of projections for future taxable income over the periods for which the deferred tax assets are deductible, with the exception of certain insignificant foreign deferred tax assets, the Company concluded that it is not more likely than not that the gross deferred tax assets will be realized and, accordingly, recorded 100% valuation allowance against these deferred tax assets as of both June 30, 2026 and December 31, 2025.

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

Note 12: Domain Asset Sale

In 2025, the Company sold one of its domain assets to a third-party buyer for a total sales price of $0.8 million, with payments to be made over a four-year period. Each payment that the Company receives from the buyer will be reduced by a 15% commission fee, resulting in total net cash proceeds of approximately $0.7 million. Approximately $0.6 million was recognized as a gain within Interest income (expense) and other, net on the Consolidated Statement of Operations in the previous year. The remaining amount of approximately $48.2 thousand will be recognized as interest income over the four-year payment period due to the financing component of the agreement. At June 30, 2026, there was $0.1 million of the receivable recorded within Other current assets and $0.2 million within Other assets, net on the Consolidated Balance Sheet.

Note 13: Acquisition Stock Purchase Agreement ("SPA") Information

On July 1, 2026, the Company consummated the previously-announced acquisition of 100% of the outstanding shares of capital stock of Archenia from its stockholders, pursuant to the SPA, dated May 8, 2026, by and among the Company and sellers. In acquiring 100% of the outstanding shares of capital stock of Archenia, the Company indirectly acquired all of the assets that support Archenia’s business. Archenia is a performance-based marketing technology company focused on customer qualification and acquisition. Archenia transforms consumer intent into AI-verified, outcome-based results by leveraging AI, natural-language analytics, and automated decisioning to identify and deliver high-intent consumer interactions to advertisers.

As consideration for the transaction and pursuant to the SPA, on the closing date the Company issued an aggregate of $10.0 million in convertible promissory notes issued to the sellers. The notes bear interest at 6% and are payable in three equal tranches on the 12-, 18- and 24-month anniversaries of the closing date. Principal and interest under the notes are convertible in whole or in part into shares of Marchex’s Class B common stock at $1.80 per share. The notes also include customary events of default, including failure to pay amounts when due and certain bankruptcy or insolvency events. Upon an event of default, the outstanding principal and unpaid accrued interest may become immediately due and payable. As additional consideration for the transaction and pursuant to the SPA, for each of the first and second 12-month periods following the closing date, to the extent (1) Archenia’s revenue or Adjusted EBITDA exceed such amounts for the 12-month period prior to the closing date, and (2) Archenia achieves certain specified integration or customer retention targets, Marchex will issue to the sellers an aggregate of 2.0 million shares of its Class B common stock for each such period.

The following tables detail, with intercompany balances and transactions eliminated and not including any contingent considerations that may be paid, unaudited Pro Forma Combined information for the current and prior year periods presented:

	Pro Forma Combined (Unaudited)
(In Thousands)	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Revenue	$15,458	$29,905
Net loss applicable to common stockholders	$(235)	$(2,046)

	Pro Forma Combined (Unaudited)
(In Thousands)	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Revenue	$16,117	$33,848
Net loss applicable to common stockholders	$(248)	$(1,487)

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

Overview

Marchex and Archenia together harness proprietary AI-powered conversational intelligence and advanced customer acquisition technologies to transform consumer intent into actionable, outcome-driven business results. The combination of Marchex's prescriptive analytics and omnichannel intelligence with Archenia's AI-verified qualification, natural-language analytics, and automated decisioning capabilities creates a highly differentiated customer acquisition and optimization technology platform. Leveraging real-time AI signals, machine-learning models, and deep vertical market expertise, the company identifies consumer intent, improves qualification accuracy, and delivers verified outcomes such as high-intent conversations, appointments, and sales. Serving market leading companies across major verticals including automotive, insurance, home services, healthcare, and advertising/media, Marchex empowers organizations to optimize customer engagement and drive revenue growth through AI-driven insights, actions, and outcomes.

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

Recent Developments

On July 1, 2026, the Company consummated the previously-announced acquisition of 100% of the outstanding shares of capital stock of Archenia, Inc. from its stockholders, pursuant to the SPA, dated May 8, 2026, by and among the Company and sellers. In acquiring 100% of the outstanding shares of capital stock of Archenia, the Company indirectly acquired all of the assets that support Archenia’s business. See Note 13: Acquisition SPA Information for more information on the SPA and unaudited Pro Forma Combined Statements of Operations for the current year.

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

Results of Operations

The following tables present revenue and certain operating results as a percentage of revenue:

	Three Months Ended June 30,	% of revenue	Three Months Ended June 30,	% of revenue
(In Thousands, Except Percentages)	2026		2025
Revenue	$11,002	100%	$11,655	100%
Expenses:
Cost of revenue	4,289	39%	4,058	35%
Cost of revenue - amortization of capitalized software development costs	115	1%	10	0%
Total cost of revenue	$4,404	40%	$4,068	35%
Sales and marketing	2,298	21%	3,165	27%
Product development	1,991	18%	2,501	21%
General and administrative	2,655	24%	2,457	21%
Total operating expenses	11,348	103%	12,191	105%
Loss from operations	$(346)	-3%	$(536)	-5%

	Six Months Ended June 30,	% of revenue	Six Months Ended June 30,	% of revenue
(In Thousands, Except Percentages)	2026		2025
Revenue	$21,620	100%	$23,058	100%
Expenses:
Cost of revenue	8,409	39%	8,246	36%
Cost of revenue - amortization of capitalized software development costs	193	1%	10	0%
Total cost of revenue	$8,602	40%	$8,256	36%
Sales and marketing	5,556	26%	6,431	28%
Product development	4,399	20%	5,173	22%
General and administrative	4,760	22%	5,604	24%
Total operating expenses	23,317	108%	25,464	110%
Loss from operations	$(1,697)	-8%	$(2,406)	-10%

Stock-based compensation expense was included in the following operating expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Cost of revenue	$8	$2	$11	$3
Sales and marketing	196	172	367	196
Product development	101	78	202	105
General and administrative	226	304	440	707
Total stock-based compensation	$531	$556	$1,020	$1,011

See Note 6: Stockholders' Equity of the Notes to the Consolidated Financial Statements, as well as our Critical Accounting Policies for additional information about stock-based compensation.

Revenue

Revenue decreased $0.7 million, or 6%, to $11.0 million for the three months ended June 30, 2026 from $11.7 million for the three months ended June 30, 2025. Revenue decreased $1.5 million, or 6%, to $21.6 million for the six months ended June 30, 2026 from $23.1 million for the six months ended June 30, 2025. The three and six month current year periods were impacted by certain new sales during the periods as well as offsets during the second half of 2025, largely due to customer migration activities from our legacy platforms onto the new Marchex Engage Platform. These offsets adversely impacted certain revenue run rates entering 2026 as compared to 2025.

Expenses

Cost of Revenue. Cost of revenue increased $0.3 million, or 7%, to $4.4 million for the three months ended June 30, 2026 from $4.1 million for the three months ended June 30, 2025. As a percentage of revenue, cost of revenue was 40% and 35% for the three months ended June 30, 2026 and 2025, respectively. During the three months ended June 30, 2026 depreciation costs increased $0.1 million as well as $0.2 million of other costs associated with customer pilot and other new revenue opportunities.

Cost of revenue increased $0.3 million, or 4%, to $8.6 million for the six months ended June 30, 2026 from $8.3 million for the six months ended June 30, 2025. As a percentage of revenue, cost of revenue was 40% and 36% for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 depreciation costs increased $0.2 million and $0.2 million of other costs associated with customer pilot and other new revenue opportunities. The increase was offset by savings of $0.1 million realized as a result of the platform migration activities.

Sales and Marketing. Sales and marketing expenses decreased $0.9 million, or 28%, to $2.3 million for the three months ended June 30, 2026 from $3.2 million for the three months ended June 30, 2025. As a percentage of revenue, sales and marketing expenses were 21% and 27% for the three months ended June 30, 2026 and 2025, respectively. During the three months ended June 30, 2026 payroll costs decreased $0.9 million.

Sales and marketing expenses decreased $0.8 million, or 13%, to $5.6 million for the six months ended June 30, 2026 from $6.4 million for the six months ended June 30, 2025. As a percentage of revenue, sales and marketing expenses were 26% and 28% for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 payroll costs decreased $0.9 million which was offset by an increase in contract asset amortization charges of $0.1 million. The six months ended June 30, 2026 includes reorganization charges related to severance of $0.4 million.

Product Development. Product development expenses decreased $0.5 million, or 20%, to $2.0 million for the three months ended June 30, 2026 from $2.5 million for the three months ended June 30, 2025. As a percentage of revenue, product development expenses were 18% and 21% for the three months ended June 30, 2026 and 2025, respectively. The three months ended June 30, 2026 includes reorganization charges of $0.1 million related to severance. Inclusive of the $0.1 million of reorganization charges the decrease was primarily attributable to $0.5 million in lower personnel and outside labor costs due the reorganization and realignment of our personnel that occurred in 2025 and 2026.

Product development expenses decreased $0.8 million, or 15%, to $4.4 million for the six months ended June 30, 2026 from $5.2 million for the six months ended June 30, 2025. As a percentage of revenue, product development expenses were 20% and 23% for the six months ended June 30, 2026 and 2025, respectively. The six months ended June 30, 2026 includes reorganization charges of $0.3 million related to severance. Inclusive of the $0.3 million of reorganization charges the decrease was primarily attributable to $0.8 million in lower personnel and outside labor costs due the reorganization and realignment of our personnel that occurred in 2025 and 2026.

General and Administrative. General and administrative expenses increased $0.2 million, or 8%, to $2.7 million for the three months ended June 30, 2026 from $2.5 million for the three months ended June 30, 2025. As a percentage of revenue, general and administrative expenses were 25% and 21% for the three months ended June 30, 2026 and 2025, respectively. The change from prior year was primarily attributable to nonrecurring professional service charges related to the acquisition of Archenia of $0.8 million which were offset by a decrease in personnel costs of $0.4 million and share-based compensation of $0.1 million, largely due to reorganization charges that occurred in 2025 and reduced the payroll cost run-rate entering 2026.

General and administrative expenses decreased $0.8 million, or 14%, to $4.8 million for the six months ended June 30, 2026 from $5.6 million for the six months ended June 30, 2025. As a percentage of revenue, general and administrative expenses were 22% and 24% for the six months ended June 30, 2026 and 2025, respectively. The change from prior year was primarily attributable to a decrease in personnel costs of $1.3 million and share-based compensation of $0.3 million, largely due to reorganization charges that occurred in 2025 and reduced the payroll cost run-rate entering 2026, partially offset by nonrecurring professional service charges related to the acquisition of Archenia of $0.8 million.

Income Tax. Income tax expense was $0.1 million and $5.0 thousand for the three months ended June 30, 2026 and 2025, respectively. Income tax expense was $0.3 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively. The income tax expense consists primarily of deferred tax expense and U.S. state income taxes. The effective tax rate differed from the expected tax rate of 21% in both years primarily due to the valuation allowance and, non-deductible stock-based compensation related to incentive stock options recorded under the fair-value method, and other non-deductible amounts.

At both June 30, 2026 and December 31, 2025, based on all the available evidence, both positive and negative, we determined that it is more likely than not that our deferred tax assets will not be realized and accordingly recorded a full valuation allowance.

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $8.2 million and $9.9 million, respectively. As of June 30, 2026, the Company had current and non-current contractual obligations of $1.7 million, of which $0.5 million is for payments due under our facility operating lease.

Cash used in operating activities was $1.2 million during the six months ended June 30, 2026. The cash used in operating activities was primarily a result of a net loss of $2.1 million, adjusted for an increase in cash due to non-cash items of $2.7 million, which primarily included depreciation, amortization, and stock-based compensation, partially offset by a decrease in cash due to changes in working capital of $1.8 million. The change in working capital was driven primarily by a decrease in accrued benefits and payroll, other accrued expenses, and other liabilities. Cash used in operating activities was $1.8 million for the six months ended June 30, 2025. The cash used in operating activities was primarily a result of a net loss of $1.9 million adjusted for an increase in cash due to non-cash items of $2.2 million, which primarily included depreciation, amortization, losses on disposals, stock-based compensation, and gain on a domain asset sale, offset by a decrease in cash due to changes in working capital of $2.1 million, which primarily included a decrease in accrued benefits and payroll, other accrued expenses, and other liabilities and an increase in prepaid expenses, other current assets, and other assets, all partially offset by an increase in accounts payable.

Cash used in investing activities for the six months ended June 30, 2026 and 2025, was $0.7 million and $0.5 million, respectively. During the six months ended June 30, 2026 the cash used in investing activities was primarily attributable to software development costs for new products in development, partially offset by proceeds from the prior year domain asset sale. During the six months ended June 30, 2025, the cash used in investing activities was also primarily attributable to software development costs for new products in development, partially offset by proceeds from the domain asset sale.

Cash from financing activities for the six months ended June 30, 2026 and 2025 was $0.1 million and $0.1 million, respectively. During the six months ended June 30, 2026, the cash from financing activities was attributable to cash received from the exercise of stock options. During the six months ended June 30, 2025, the cash from financing activities was primarily attributable to cash received from the exercise of stock options, partially offset by payments made for equipment financing lease obligations.

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

There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2026, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026.

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

Changes in Internal Control over Financial Reporting

During the three and six months ended June 30, 2026, no changes were made to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had an accumulated deficit of $333.5 million as of June 30, 2026. Our net expenses may increase based on the initiatives we undertake which for instance, may include increasing our sales and marketing activities, hiring additional personnel, incurring additional costs as a result of being a public company, acquiring additional businesses, and making additional equity grants to our employees. This may result in the reduction of our cash balances or the incurrence of debt.

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

We received approximately 36% and 35% of our revenue from our five largest customers for the three and six months ended June 30, 2026, and the loss of one or more of these customers could adversely impact our results of operations and financial condition.

Our five largest customers accounted for approximately 36% and 35% of our total revenues for the three and six months ended June 30, 2026. In particular, our customers in the automotive and related services sectors account for a significant portion of our revenue.

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

We depend on distribution partners for call and other consumer traffic, and the loss of distribution partners or a decrease in the volume, quality or economic contribution of traffic from them could adversely affect our business.

A portion of our performance advertising services depends on distribution partners that supply calls, leads or other consumer traffic to be delivered to advertisers and other customers. Our agreements with many distribution partners may permit termination on short notice and are generally structured on a variable-payment basis tied to revenue, call volume, qualified outcomes or other performance measures. We may devote significant resources to supporting these relationships, but we cannot assure that they will remain in place, continue to supply traffic at historical levels or quality, or accept economic terms that allow us to operate profitably. Consolidation among search engines, publishers, telecommunications providers, advertising platforms and other sources of consumer traffic may increase the negotiating leverage of larger distribution partners and reduce the number of available sources. The loss of a material distribution partner, deterioration in traffic quality, reduced traffic availability, or less favorable pricing or payment terms could materially adversely affect our business, financial condition and results of operations.

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

Our quarterly results have fluctuated in the past and may fluctuate in the future due to seasonality in call volumes, consumer demand, advertising and marketing budgets, and the purchasing cycles of our customers and advertisers. Our experience has shown that during the spring and summer months, call volumes in certain verticals, such as home services, are generally higher than during other times of the year, while during the latter part of the fourth quarter we generally experience lower call volumes and reduced demand for calls from certain performance advertising customers. The extent to which volumes or demand may decrease during off-peak periods is difficult to predict. Prolonged or severe decreases may adversely affect our growth rate and results, and in turn the market price of our securities. Historically, we have seen these trends generally reverse in the first quarter, with increased call volumes and new budgets for many customers and advertisers whose fiscal years end December 31. However, there can be no assurance that these seasonal trends will consistently repeat each year, particularly as customers and advertisers may adjust budgets, marketing strategies, agency relationships or media tactics throughout the year.

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

If we do not maintain a sufficient base of advertisers and distribution partners, the value and scale of our performance advertising services could decline.

Our performance advertising services depend on maintaining sufficient and diverse advertiser demand and a reliable supply of calls and other consumer traffic from distribution partners. Advertisers generally seek measurable outcomes and competitive acquisition costs, while distribution partners seek favorable payment terms and monetization. A reduction in advertiser demand may make our services less attractive to distribution partners, and a reduction in traffic supply or quality may make our services less attractive to advertisers. This interdependence may make it difficult to replace lost relationships and could impair our ability to achieve efficient matching, scale and margins. A decline in either side of this network could adversely affect the value of our services, revenue and operating results.

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

We depend on the quality and validity of calls and other traffic supplied through our performance advertising network, and failures in our quality controls or qualification processes could harm advertiser relationships and our results.

We use automated and manual processes, including AI-based analytics, to monitor and classify calls and other traffic and to determine whether specified duration, qualification or business-outcome criteria have been met. Sources of low-quality or invalid traffic may include unwanted solicitations, robocalls, call spam, fraudulent or duplicated activity, misrouted calls, non-human activity and consumers who do not satisfy advertiser targeting criteria. Our systems may incorrectly classify calls or outcomes, fail to identify invalid traffic, or be affected by incomplete, inaccurate or delayed data. Differing definitions of a qualified call or business outcome, changes to advertiser criteria, and limitations in third-party tracking or feedback data may also lead to billing disputes, credits, refunds or nonpayment. If we cannot consistently deliver and substantiate traffic that advertisers view as valuable, we may incur higher credits or media costs, lose advertisers or distribution partners, face claims or reputational harm, or experience reduced revenue and margins.

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

As of June 30, 2026 and December 31, 2025, Russell Horowitz, our founder, beneficially owned 100% of the outstanding shares of our Class A common stock, which shares represent about 75% of the voting power of all outstanding shares of our capital stock. The holders of our Class A and Class B common stock have identical rights except that the holders of our Class B common stock are entitled to one vote per share, while holders of our Class A common stock are entitled to 25 votes per share on all matters to be voted on by stockholders. This concentration of control could be disadvantageous to our other stockholders with interests different from those of our founder. This difference in the voting rights of our Class A and Class B common stock could adversely affect the price of our Class B common stock to the extent that investors or any potential future purchaser of our shares of Class B common stock give greater value to the superior voting rights of our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2025, we established the 2025 Repurchase Program, which supersedes and replaces any prior repurchase programs, and authorized the Company to repurchase up to 3,000,000 shares in the aggregate of the Company’s Class B common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. During the three and six months ended June 30, 2026, we did not have any share repurchases under this program or any superseded program and 3,000,000 of Class B common shares remain available for purchase under the plan.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three and six months ended June 30, 2026, no directors or officers of the Company, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

MARCHEX, INC.

Date: August 13, 2026	By:	/S/ BRIAN NAGLE
	Name:	Brian Nagle
	Title:	Chief Financial Officer ("CFO") (Principal Financial Officer and Principal Accounting Officer)